Form 10-Q
period 2015-09-30
Freedom Capital Corp/MD
filed 2015-11-12
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 333-202461

Freedom Capital Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-1709055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1560 Wilson Blvd. Suite 450
Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

(703) 259-8204

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 11,111 shares of the registrant’s common stock outstanding as of October 31, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Freedom Capital Corporation

Balance Sheet

	As of September 30, 2015 (Unaudited)	As of December 31, 2014
Assets
Cash and cash equivalents	$100,000	$-
Subscription receivable	-	100,000
Total assets	$100,000	$100,000

Liabilities and Stockholder Equity
Liabilities
Organization costs payable	$1,500	$1,500
Total liabilities	1,500	1,500

Commitments and contingencies ($1,200,474 and $250,275, respectively) – See Note 3

Stockholder Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	--	--
Common stock, $0.001 par value, 550,000,000 shares authorized, 11,111 shares issued and outstanding	100	100
Capital in excess of par value	99,900	99,900
Accumulated loss	(1,500)	(1,500)
Total stockholder equity	98,500	98,500
Total liabilities and stockholder equity	$100,000	$100,000
Net asset value per share of common stock at period end	$8.87	$8.87

See notes to financial statements

Freedom Capital Corporation

Unaudited Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating expenses
Organization costs	$-	$-	$-	$-
Net increase in net assets resulting from operations	$-	$-	$-	$-

Per share information—basic and diluted
Net increase in net assets resulting from operations	$-	$-	$-	$-
Weighted average shares outstanding	-	-	-	-

See notes to financial statements

Freedom Capital Corporation

Unaudited Statement of Changes in Net Assets

	Nine Months Ended September 30,
	2015	2014
Operations
Net increase in net assets resulting from operations	$-	$-
Capital share transactions
Issuance of common stock	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total increase in net assets	-	-
Net assets at beginning of period	98,500	-
Net assets at end of period	$98,500	$-

See notes to financial statements

Freedom Capital Corporation

Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization

Freedom Capital Corporation (the “Company”), was incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $2.5 million, or the minimum offering requirement, pursuant to an offering to sell up to 50,000,000 shares of common stock at an initial offering price of $10.00 per share or in one or more private offerings by September 9, 2016. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement for this offering effective on September 9, 2015, however, as of September 30, 2015 the minimum offering requirement of $2.5 million had not been achieved. The investment advisor of the Company is Freedom Capital Investment Advisors LLC (“Freedom Capital Investment Advisors”). Freedom Capital Investment Advisors is an unregistered private investment advisory firm and intends to register as an investment adviser with the SEC at such time as it has at least $25 million in assets under management. Freedom Capital Investment Advisors is an affiliate of the Company.

The Company is offering for sale a maximum of $500 million of common stock, $0.001 par value per share, at a public offering price of $10.00 per share (including the maximum allowed to be charged for commissions and fees), on a “best efforts” basis, pursuant to a registration statement on Form N-2 (the “Offering”) filed with the SEC under the Securities Act of 1933, as amended.

The Company intends to be an externally managed, non-diversified, closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and that will elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was not operational as of and for the period ended September 30, 2015, therefore, no trading activity had taken place.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

The Company believes the significant accounting policies described below affect the more significant judgments and estimates used in the preparation of its financial statements. Accordingly, the policies described below are the policies that the Company believes are and will be the most critical to fully understanding and evaluating the Company’s historical financial condition and results of operations.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statement of Cash Flows: The Company has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows as for all periods presented the Company held no investments, the Company carried no debt and the Company’s financial statements include a statement of changes in net assets.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained with a high credit quality financial institution, which is a member of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments: The Company intends to determine the net asset value of its investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company expects that Freedom Capital Investment Advisors will provide the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

 Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the period from June 19, 2014 (Inception) to September 30, 2015, the Company incurred organization costs of $46,064, which were funded on behalf of the Company by Freedom Capital Investment Management LLC, an affiliate of Freedom Capital Investment Advisors. Organization costs, together with Offering costs, are limited to 1.5% of total proceeds raised (the “Limit”) and are not due and payable to Freedom Capital Investment Advisors to the extent they exceed that amount. The Company recorded the maximum amount payable under the Limit of $1,500 at December 31, 2014 and September 30, 2015 and accordingly, the Company has recorded $0 of organizational expense on the accompanying statement of operations in 2015. To the extent the Company is unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on behalf of the Company are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of those costs (see Note 3).

Offering Costs: The Company’s Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to the public offering of its shares of common stock. Offering costs are charged against capital in excess of par value on the balance sheet. During the period from June 19, 2014 (Inception) to September 30, 2015, the Company had incurred offering costs of $1,155,910, which were funded on behalf of the Company by Freedom Capital Investment Management LLC. Offering costs, together with Organization costs, are limited to 1.5% of total proceeds raised and are not due and payable to Freedom Capital Investment Advisors to the extent they exceed that amount. No offering costs have been recorded on the accompanying balance sheets as of December 31, 2014 and September 30, 2015 since the aggregate amount of Organization and Offering costs exceed the Limit (see Note 3).

Income Taxes: The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain its qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. As of December 31, 2014 and September 30, 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations.

During the period from June 19, 2014 (Inception) to September 30, 2015 the Company did not incur any interest or penalties.

 Distributions: Distributions to the Company’s stockholders will be recognized as a liability on the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on either a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Note 3. Related Party Transactions

Compensation of Freedom Capital Investment Advisors

The Company has entered into an investment advisory and administrative services agreement with Freedom Capital Investment Advisors that will become effective upon raising $2.5 million, or the minimum offering requirement pursuant to the offering. Payments for investment advisory services under such investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the Company’s average monthly gross assets and (b) an incentive fee based on the Company’s performance.

The incentive fee consists of two parts. The first part, referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.375% per quarter, or an annualized hurdle rate of 5.5%. As a result, Freedom Capital Investment Advisors will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.375%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, Freedom Capital Investment Advisors will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 1.71875% of adjusted capital, or 6.875% annually. This “catch-up” feature allows Freedom Capital Investment Advisors to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, Freedom Capital Investment Advisors will receive 20.0% of pre-incentive fee net investment income.

The second part of the incentive fee, referred to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company’s incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement entered into with Freedom Capital Investment Advisors, the fee payable to Freedom Capital Investment Advisors will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually “realized”.

.

While the investment advisory and administrative services agreement with Freedom Capital Investment Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual will reflect the incentive fees that would be payable to Freedom Capital Investment Advisors as if the Company’s entire portfolio was liquidated at its fair value as of each balance sheet date even though Freedom Capital Investment Advisors will not be entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

The Company will reimburse Freedom Capital Investment Advisors for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) Freedom Capital Investment Advisors’ actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. Freedom Capital Investment Advisors will be required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality.

Freedom Capital Investment Management LLC has funded the Company’s offering costs and organization costs in the amount of $1,201,974 for the period from June 19, 2014 (Inception) to September 30, 2015. Currently, the cumulative aggregate amount of $1,201,974 of organization and offering costs exceeds 1.5% of total proceeds raised. Accordingly, the Company recorded $1,500 of organizational expense on the accompanying balance sheets, which is payable to Freedom Capital Investment Advisors. To the extent the Company is unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on behalf of the Company are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of the remaining $1,200,474 of these costs.

Under the investment advisory and administrative services agreement between the Company and Freedom Capital Investment Advisors, there will be no liability on the Company’s part for the offering or organization costs funded by Freedom Capital Investment Advisors or its affiliates until the Company has met the minimum offering requirement. At such time, Freedom Capital Investment Advisors will be entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. The minimum reimbursement to Freedom Capital Investment Advisors for such fees is expected to be $37,500 assuming the minimum offering requirement is satisfied.

Capital Contributions by Freedom Capital Investment Management LLC

Freedom Capital Investment Management LLC has contributed an aggregate of $100,000 to purchase approximately 11,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Freedom Capital Investment Management LLC will not tender these shares of common stock for repurchase as long as Freedom Capital Investment Management LLC remains an affiliate of the Company’s investment advisor.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Freedom Capital Investment Advisors has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate distributions to the Company that are treated for tax purposes as a return of capital, a portion of these distributions to stockholders may exceed our earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, Freedom Capital Investment Advisors will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Freedom Capital Investment Advisors will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to the Company’s stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company will have a conditional obligation to reimburse Freedom Capital Investment Advisors for any amounts funded by Freedom Capital Investment Advisors under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Freedom Capital Investment Advisors funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse Freedom Capital Investment Advisors for expense support payments made by Freedom Capital Investment Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of the Company’s common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of the Company’s common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Freedom Capital Investment Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Freedom Capital Investment Advisors made during the same fiscal year) and (ii) the Company will not reimburse Freedom Capital Investment Advisors for expense support payments made by Freedom Capital Investment Advisors if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Freedom Capital Investment Advisors made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

The Company or Freedom Capital Investment Advisors may terminate the expense reimbursement agreement at any time. Freedom Capital Investment Advisors has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to our income.

The specific amount of expenses reimbursed by Freedom Capital Investment Advisors, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Freedom Capital Investment Advisors, Freedom Capital Investment Advisors will be required to fund any amounts accrued thereunder as of the date of termination and will not be eligible for reimbursement of such amounts. Similarly, the Company’s conditional obligation to reimburse Freedom Capital Investment Advisors pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

Freedom Capital Investment Advisors is controlled by the Company’s chairman, president and chief executive officer, Jeffrey McClure. There can be no assurance that the expense reimbursement agreement will remain in effect or that Freedom Capital Investment Advisors will reimburse any portion of the Company’s expenses in future quarters.

Note 4. Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the date that we satisfy the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, and the 1940 Act. In months in which the Company repurchases shares, it will generally conduct repurchases on the same date that it holds its first monthly closing for the sale of shares in its public offering. Any offer to repurchase shares will be conducted solely through tender offer materials mailed to each stockholder.

The Company’s board of directors will also consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);
•	the liquidity of the Company’s assets (including fees and costs associated with disposing of assets);
•	the Company’s investment plans and working capital requirements;
•	the relative economies of scale with respect to the Company’s size;
•	the Company’s history in repurchasing shares or portions thereof; and
•	the condition of the securities markets.

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will limit the number of shares to be repurchased in any calendar year to 10.0% of the number of shares outstanding in the prior calendar year, or 2.5% at the end of the prior quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which the Company repurchases shares pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first monthly closing for the sale of shares in its continuous public offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program, upon 30 days’ notice.

Note 5 — Economic Dependency

Under various agreements, the Company has engaged or will engage Freedom Capital Investment Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon Freedom Capital Investment Advisors and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these agreements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company believes the risk of material obligations under these indemnities to be low.

Note 6. Subsequent Events

The Company has evaluated subsequent events from September 30, 2015 through the date the financial statements were available to be issued, November 12, 2015, and has determined that there are no items to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our interim and unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” and “our” refer to Freedom Capital Corporation.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

  our future operating results;
  our business prospects and the prospects of the companies in which we may invest;
  the impact of the investments that we expect to make;
  the ability of our portfolio companies to achieve their objectives;
  our expected financings and investments;
  the adequacy of our cash resources, financing sources and working capital;
  the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
  our contractual arrangements and relationships with third parties;
  actual and potential conflicts of interest with Freedom Capital Investment Advisors, a sub-adviser, if any, or any of their affiliates;
  the dependence of our future success on the general economy and its effect on the industries in which we may invest;
  our use of financial leverage;
  the ability of Freedom Capital Investment Advisors to locate suitable investments for us and to monitor and administer our investments;
  the ability of Freedom Capital Investment Advisors or its affiliates to attract and retain highly talented professionals;
  our ability to qualify and maintain our qualification as a RIC and as a BDC;
  the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;
  the effect of changes to tax legislation and our tax position; and
  the tax status of the enterprises in which we may invest.

In addition, words such as “anticipate” “believe”, “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words.

The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Other factors that could cause actual results to differ materially include:

  changes in the economy;
  risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
  future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC., including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward looking statements and projections contained in this quarterly report on Form 10-Q or in periodic reports we file under the Exchange Act are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $2.5 million, or the minimum offering requirement, pursuant to an offering to sell up to 50,000,000 shares of common stock at an initial offering price of $10.00 per share or in one or more private offerings by September 9, 2016. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement for this offering effective on September 9, 2015, however, as of September 30,

2015 the minimum offering requirement of $2.5 million had not been achieved and the Company had not yet begun operations.

We are a newly organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code.

Our investment activities will be managed by Freedom Capital Investment Advisors and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay Freedom Capital Investment Advisors an annual base management fee based on our average monthly gross assets as well as incentive fees based on our performance. See “Investment Advisory and Administrative Services Agreement” for a description of the advisory fees to which Freedom Capital Investment Advisors is entitled. Freedom Capital Investment Advisors may engage a sub-adviser to act as our investment sub-adviser. A sub-adviser may assist Freedom Capital Investment Advisors in identifying investment opportunities and may make investment recommendations for approval by Freedom Capital Investment Advisors according to guidelines set by Freedom Capital Investment Advisors.

We intend to initially screen potential investments based upon our Patriotic Responsible Investing principles which seeks to direct capital investment towards entities that through their commercial endeavors provide for and enhance the sovereign and economic security and freedom of the United States and its allies. Entities that fit within the Patriotic Responsible Investing framework typically provide the United States and its allies one or more of the following benefits: (i) independence from foreign political and economic coercion, (ii) freedom to pursue constitutionally protected activities, (iii) protection from foreign state sponsored and private acts of terror, (iv) ability to obtain data and intelligence to defeat acts of war, terror or aggression, (v) defense against acts of war and aggression, and (vi) facilitation of a democratic economy where capital is allocated without undue social or bureaucratic intervention. Using subjective analysis, we will determine if a potential investment sufficiently meets the threshold to be an investment according to Patriotic Responsible Investing principles. Once this threshold is met, we will make investments based upon a fundamental financial analysis of each particular investment opportunity.

Our investment objectives are to generate current income and long-term capital appreciation.

Originated/Proprietary Transactions: We define proprietary investments as any investment originated or structured specifically for us or made by us that was not generally available to the broader market. Proprietary investments may include both debt and equity components. We believe proprietary transactions may offer attractive investment opportunities as they typically offer higher returns than broadly syndicated transactions.

Anchor Orders: In addition to proprietary transactions, we intend to invest in certain opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant. Our decision to provide an anchor order to a syndicated transaction will be predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of Freedom Capital Investment Advisors and any sub-adviser. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment.

Event Driven: We intend to take advantage of dislocations that arise in the markets due to an impending event and where the market’s apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successfully predict the outcome of an individual event than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We will seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment.

Collateralized Securities: CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

Broadly Syndicated/Other: Although our primary focus will be to invest in proprietary transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our proprietary investments and provide a complement to our more illiquid proprietary strategies. In addition, and because we typically receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that maximizes the levered return potential of our portfolio.

We anticipate that our portfolio will be comprised of investments at all levels of private company capital structure, including senior secured loans, second lien secured loans, subordinated loans and common and preferred equity of private U.S. small and middle-market companies. We may purchase interests through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. We may also purchase minority interests in the form of common or preferred equity in our target companies, either directly or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, CLOs and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio. Once we raise a significant amount of proceeds from our offering, we expect that our investments will generally range between $2 million and $15 million each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of Freedom Capital Investment Advisors, subject to oversight by our board of directors. Prior to raising significant amounts of capital, we may make smaller investments due to liquidity constraints.

Revenues

We plan to generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary operating expenses will be the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee will compensate Freedom Capital Investment Advisors for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. Freedom Capital Investment Advisors will be responsible for compensating an investment sub-adviser, if any.

We will reimburse Freedom Capital Investment Advisors for expenses necessary to perform services related to our administration and operations. Such services will include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. Freedom Capital Investment Advisors also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, Freedom Capital Investment Advisors assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The amount of this reimbursement will be the lesser of (1) Freedom Capital Investment Advisors’ actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Freedom Capital Investment Advisors will be required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to Freedom Capital Investment Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse Freedom Capital Investment Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Freedom Capital Investment Advisors.

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	Investment advisory fees;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payments on our debt or related obligations;

•	research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g. telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

•	transfer agent, administrator and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us, Freedom Capital Investment Advisors or a sub- adviser, if any;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for our investments;
•	costs associated with our chief financial officer and chief compliance officer; and

•	all other expenses incurred by Freedom Capital Investment Advisors, a sub-adviser, if any, or us in connection with administering our business, including expenses incurred by Freedom Capital Investment Advisors or a sub-adviser, if any, in performing administrative services for us and administrative personnel paid by Freedom Capital Investment Advisors, to the extent they are not controlling persons of Freedom Capital Investment Advisors or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we satisfy the minimum offering requirement, gross subscription funds will total at least $2,500,000. Subsequent to satisfying the minimum offering requirement, we will sell our shares on a continuous basis at an initial offering price of $10.00 and thereafter will accept subscriptions on a continuous basis and issue shares at monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. In connection with each monthly closing on the sale of shares of our common stock offered pursuant to this prospectus on a continuous basis, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

Prior to investing in securities of portfolio companies, we will invest the net proceeds from our continuous public offering and from any sales and paydowns of investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

We intend to borrow funds to make investments, including before we have fully invested the proceeds from this offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsors and affiliates have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in this offering and the gross amount of any originally issued direct participation program securities sold by our sponsors and affiliates within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our sponsors have an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy.

Capital Contribution by Freedom Capital Investment Management LLC

In December 2014, pursuant to a private placement, Freedom Capital Investment Management LLC, contributed an aggregate of $100,000, which was used in its entirety to purchase approximately 11,111.110 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Freedom Capital Investment Management has agreed not to tender these shares for repurchase as long as it remains an affiliate of our investment adviser.

In addition, we are currently conducting a private placement of shares of our common stock to certain members of our board of directors and individuals and entities affiliated with Freedom Capital Investment

Advisors and a sub-adviser, if any. We expect to issue the shares purchased in the private placement at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees, upon satisfaction of the minimum offering requirement. As a result, upon satisfaction of the minimum offering requirement, we will have raised total gross proceeds of at least $2,500,000. A portion of these proceeds may be used to pay certain front end fees, as defined in our charter, and expenses.

RIC Status and Distributions

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will then calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to Freedom Capital Investment Advisors. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.

We intend to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in our distribution reinvestment plan.

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Freedom Capital Investment Advisors. We have not established limits on the amount of funds we may use from available sources to make distributions.

The expense reimbursement agreement by Freedom Capital Investment Advisors to waive its fees and reimburse certain of our expenses is intended to prevent our distributions from being comprised of offering proceeds and borrowings so that our distributions will not constitute returns of capital for generally accepted accounting principles purposes. Freedom Capital Investment Advisors is under no obligation to waive its fees and reimburse certain of our expenses to prevent our distributions from constituting returns of capital for tax purposes.

We expect that for a period of time following commencement of this offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Freedom Capital Investment Advisors and its affiliates, including through the waiver of certain investment advisory fees by Freedom Capital Investment Advisors, that may be subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Freedom Capital Investment Advisors continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Freedom Capital Investment Advisors or its affiliates will reduce the distributions that you would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Freedom Capital Investment Advisors and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The determination of the tax attributes of our distributions will be made annually as of the end of each fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on Form 1099-DIV.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Portfolio Investments

We intend to determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we expect that Freedom Capital Investment Advisors will provide our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we intend to undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process will begin with Freedom Capital Investment Advisors’ management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from a sub-adviser, if any, or an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with our valuation committee;

•	our valuation committee will review the preliminary valuation and Freedom Capital Investment Advisors’ management team, together with our independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

•	our board of directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of Freedom Capital Investment Advisors, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

Our board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

If we receive warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, our board of directors will allocate the cost basis in the investment between the debt securities and any such warrants or other equity-linked securities received at the time of origination. Our board of directors will subsequently value these warrants or other equity-linked securities received at fair value.

The fair values of our investments will be determined in good faith by our board of directors in consultation with management. Our board of directors will be solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. We intend to value all of our Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end provided by independent third-party pricing services and screened for validity by such services. For investments for which the third-party pricing service is unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that we hold investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, our valuation committee intends to utilize an independent third-party valuation service to value such investments.

We will periodically benchmark the bid and ask prices we receive from the third-party pricing services and/ or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value. Our valuation committee and board of directors will review and approve the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions will be accounted for on the trade date. We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will record dividend income on the ex-dividend date. We will not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount will be capitalized, and we will amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as fee income. Upfront structuring fees will be recorded as income when earned. We will record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments will be calculated by using the specific identification method. We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency will reflect the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. As of September 30, 2015, we had incurred organization costs of $46,064, which were paid on our behalf by Freedom Capital Investment Management LLC. These costs are expensed as incurred but, together with offering costs, are limited to 1.5% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on our behalf are more than 1.5% of total proceeds at the end of the offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of these costs. Since inception, $1,500 of these costs have been expensed.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement, of which this prospectus forms a part. As of September 30, 2015, we had incurred offering costs of $1,155,910, which were paid on our behalf by Freedom Capital Investment Management LLC. These costs will be charged against capital in excess of par value on the balance sheet but, together with organization costs, are limited to 1.5% of total proceeds raised (the “Limit”). To the extent we are unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on our behalf are more than 1.5% of total proceeds at the end of the offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of these costs. Since inception, no offering costs have been recorded on our balance sheet since the aggregate amount of Organization and Offering costs exceed the Limit.

Income Taxes

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders. We intend to make distributions in an amount sufficient to maintain our RIC status each year and to avoid any federal income taxes on income. We will also be subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

Uncertainty in Income Taxes

We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statement of operations.

Distributions

Distributions to the Company’s stockholders will be recognized as a liability on the record date. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement we entered into with Freedom Capital Investment Advisors, the incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with Freedom Capital Investment Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual will reflect the incentive fees that would be payable to Freedom Capital Investment Advisors as if our entire portfolio was liquidated at its fair value as of the balance sheet date even though Freedom Capital Investment Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Contractual Obligations

We have entered into an agreement with Freedom Capital Investment Advisors to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of our average monthly gross assets and (b) an incentive fee based on our performance. Freedom Capital Investment Advisors and, to the extent it is required to provide such services, a sub-adviser, if any, will be reimbursed for administrative expenses incurred on our behalf.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Investment Adviser and its Affiliates

Pursuant to the investment advisory and administrative services agreement, after we meet the minimum offering requirement, Freedom Capital Investment Advisors will become entitled to receive an annual base management fee of 2.0% of our average monthly gross assets and an incentive fee based on our performance. We will commence accruing fees under the investment advisory and administrative services agreement upon commencement of our operations after we meet the minimum offering requirement. Management fees will be paid on a quarterly basis in arrears.

The incentive fee will consist of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.375% per quarter, or an annualized hurdle rate of 5.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be accrued for on a quarterly basis and, if earned, will be paid annually. We will accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to Freedom Capital Investment Advisors will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. See “— Critical Accounting Policies — Capital Gains Incentive Fee.”

Pursuant to the investment advisory and administrative services agreement, Freedom Capital Investment Advisors oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. Freedom Capital Investment Advisors also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, Freedom Capital Investment Advisors assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse Freedom Capital Investment Advisors for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement will be the lesser of (1) Freedom Capital Investment Advisors’ actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Freedom Capital Investment Advisors will be required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to Freedom Capital Investment Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

Freedom Capital Investment Management LLC, an affiliate of Freedom Capital Investment Advisors, funded offering costs and organization costs in the amount of $1,201,974. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by Freedom Capital Investment Advisors or its affiliates until we have met the minimum offering requirement. At such time, Freedom Capital Investment Advisors will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by Freedom Capital Investment Advisors or its affiliates have been recovered. The minimum reimbursement to Freedom Capital Investment Advisors for such fees is $37,500 assuming we are able to raise $2,500,000 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement. The dealer manager for our continuous public offering is Democracy Funding LLC, which is one of our affiliates. Under the dealer manager agreement among us, Freedom Capital Investment Advisors and Democracy Funding LLC, Democracy Funding LLC will be entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

Capital Contribution by Freedom Capital Investment Management LLC

In December 2014, pursuant to a private placement, Freedom Capital Investment Management LLC, contributed an aggregate of $100,000, which was used in its entirety to purchase approximately 11,111.110 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Freedom Capital Investment Management has agreed not to tender these shares for repurchase as long as it remains an affiliate of our investment adviser.

In addition, we are currently conducting a private placement of shares of our common stock to certain members of our board of directors and individuals and entities affiliated with Freedom Capital Investment Advisors and a sub-adviser, if any. We expect to issue the shares purchased in the private placement at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees, upon satisfaction of the minimum offering requirement. As a result, upon satisfaction of the minimum offering requirement, we will have raised total gross proceeds of at least $2,500,000. A portion of these proceeds may be used to pay certain front end fees, as defined in our charter, and expenses.

Potential Conflicts of Interest

Freedom Capital Investment Advisors’ senior management team may in the future be involved in advising future investment funds, it is possible that some investment opportunities will be provided to such potential future investment funds rather than us.

Expense Reimbursement Agreement

Pursuant to the expense reimbursement agreement, Freedom Capital Investment Advisors has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “Distributions” for a detailed description of the expense reimbursement agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to Freedom Capital Investment Advisors with respect to our increased pre-incentive fee net investment income.

In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may have risk regarding portfolio valuation.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

Item 1A.	Risk Factors.

As of September 30, 2015, there have been no material changes from the risk factors set forth in our Registration Statement on Form N-2 dated and filed with the SEC on August 13, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Document**

101.DEF	XBRL Taxonomy Extension Definitions Document**

101.LAB	XBRL Taxonomy Extension Labels Document**

101.PRE	XBRL Taxonomy Extension Presentation Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2015.

FS INVESTMENT CORPORATION III

By:	/s/ Jeffrey M. McClure
Jeffrey M. McClure Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert F. Amweg
Robert F. Amweg Chief Financial Officer (Principal Financial and Accounting Officer)