Form 10-K
period 2015-12-31
Freedom Capital Corp/MD
filed 2016-03-18
CIK 1617572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

COMMISSION FILE NUMBER: 814-01137

Freedom Capital Corporation

(Exact name of registrant as specified in its charter)

Maryland	47-1709055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1560 Wilson Blvd. Suite 450 Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 259-8204

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting a continuous public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $10.00 per share with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share. There were 100,000 shares of the Registrant’s common stock outstanding as of March 18, 2016.

i

PART I

Item 1.	Business.

Organization

Freedom Capital Corporation (the “Company”), which may also be referred to as “we,” “us” or “our”, was incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $2.5 million, or the minimum offering requirement, pursuant to an offering to sell up to 50,000,000 shares of common stock at an initial offering price of $10.00 per share by September 9, 2016. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement for this offering effective on September 9, 2015; however, as of December 31, 2015 the minimum offering requirement had not been achieved. The investment adviser of the Company is Freedom Capital Investment Advisors LLC (“Freedom Capital Investment Advisors”). Freedom Capital Investment Advisors is an unregistered private investment advisory firm and intends to register as an investment adviser with the SEC at such time as we have at least $25 million in assets under management or Freedom Capital Investment Advisors otherwise meets the requirements of being an SEC-registered investment adviser. Freedom Capital Investment Advisors is an affiliate of the Company.

The Company is offering for sale a maximum of $500 million of common stock, $0.001 par value per share, at a public offering price of $10.00 per share (including the maximum allowed to be charged for commissions and fees), on a “best efforts” basis, pursuant to a registration statement on Form N-2 (the “Offering”) filed with the SEC under the Securities Act of 1933, as amended.

The Company was not operational as of and for the period ended December 31, 2015. Therefore, no trading activity had taken place.

Overview of Our Business

We are a newly organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. In addition, we intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We are managed by Freedom Capital Investment Advisors. We believe that Freedom Capital Investment Advisors is among the first investment advisors to invest according to principles that seek to enhance the economy and security of the United States and its allies. We intend to initially screen potential investments based upon the Patriotic Responsible Investing principles outlined below. Using subjective analysis, we will determine if a potential investment sufficiently meets the threshold to be an investment according to Patriotic Responsible Investing principles. Once this threshold is met, we will make investments based upon a fundamental financial analysis of each particular investment opportunity.

Patriotic Responsible Investing seeks to direct capital investment towards entities that through their commercial endeavors provide for and enhance the sovereign and economic security and freedom of the United States and its allies. Entities that fit within the Patriotic Responsible Investing framework typically provide the United States and its allies one or more of the following benefits: (i) independence from foreign political and economic coercion, (ii) freedom to pursue constitutionally protected activities, (iii) protection from foreign state sponsored and private acts of terror, (iv) ability to obtain data and intelligence to defeat acts of war, terror or aggression, (v) defense against acts of war and aggression, and (vi) facilitation of a democratic economy where capital is allocated without undue social or bureaucratic intervention.

Our investment objectives are to generate current income and long-term capital appreciation. We will seek to meet our investment objectives by:

•	Utilizing the experience and expertise of the management team of Freedom Capital Investment Advisors, which has significant experience in identifying, screening, structuring and executing debt and equity transactions for middle-market companies.

•	Investing in directly originated debt and equity financings in addition to syndicated and traded transactions.
•	Focusing on investments in a broad array of private U.S. small and middle-market companies that meet our investment objectives, which we define as companies with annual revenue of approximately $10 million to $2.5 billion at the time of investment. In the event that we invest in public companies, we will be limited to investing in such companies with capitalization of less than $250 million.
•	Investing primarily in established, stable enterprises with a history of operations and positive cash flows and maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio.

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, second lien secured loans, subordinated debt, common equity and preferred equity of private U.S. small and middle-market companies. We may purchase interests in loans and equity through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments, through a co-investment with a financial sponsor, such as an institutional investor or private equity firm, or through a direct investment. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, collateralized loan obligations, or CLOs, and other debt securities. Once we raise a significant amount of proceeds from our offering, we expect that our investments will generally range between $2 million and $15 million each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of Freedom Capital Investment Advisors, subject to oversight by our board of directors. Prior to raising significant amounts of capital, we may make smaller investments due to liquidity constraints.

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with Freedom Capital Investment Advisors or a sub-adviser, if any, in transactions originated by Freedom Capital Investment Advisors or a sub-adviser or their respective affiliates unless we obtain an exemptive order from the SEC. We presently do not have exemptive relief under the 1940 Act to engage in such co-investments. Consequently, any co-investments we make with one or more accounts managed by Freedom Capital Investment Advisors, a sub-adviser, if any, or any of their respective affiliates will be made in accordance with existing regulatory guidance and the allocation policies of Freedom Capital Investment Advisors, a sub-adviser, if any, and their respective affiliates, as applicable. However, we will be permitted to, and may, co-invest in syndicated deals and secondary market transactions where price is the only negotiated point.

Subject to the 1940 Act restrictions on co-investments with affiliates, Freedom Capital Investment Advisors or a sub-adviser, if any, will offer us the right to participate in all investment opportunities, including co-investing in syndicated deals and secondary market transactions where price is the only negotiated point, that it determines are appropriate for us in view of our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that, in accordance with Freedom Capital Investment Advisors’ code of ethics and allocation policies, we might not participate in each individual opportunity but will, on an overall basis, be entitled to participate fairly and equitably with other accounts sponsored or managed by Freedom Capital Investment Advisors, any sub-adviser and their respective affiliates.

To seek to enhance our returns, we intend in the future to employ leverage as market conditions permit and at the discretion of Freedom Capital Investment Advisors, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. We do not intend to employ leverage within the first year after we commence this offering.

While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. While our offering price, which will exceed our net asset value per share, is subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our shares will not be listed on a national securities exchange, our stockholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares may be volatile. To provide our stockholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program beginning with the first full calendar quarter following the one year anniversary of the date that we satisfy the minimum offering requirement. We are not obligated to repurchase shares and, if we do so, shares will be repurchased at a discount of 10% from the current offering price at the time of such repurchase. This will be the only method by which our stockholders may obtain liquidity prior to a liquidity event. Therefore, stockholders may not be able to sell their shares promptly or at a desired price. If stockholders are able to sell their shares, it is likely they will have to sell them at a significant discount to their purchase price.

We do not currently intend to list our shares on an exchange and do not expect a public market to develop for them in the foreseeable future. We intend to seek to complete a liquidity event within five years following the completion of our offering stage; however, the offering period may extend for an indefinite period. Accordingly, you should consider that you might not have access to the money you invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. The Fund can continue this offering indefinitely and/or commence a new offering which would have the effect of postponing indefinitely the completion of the Fund’s offering stage. In addition, shares of BDCs listed on a national securities exchange frequently trade at a discount to net asset value. If we determine to pursue a listing of our shares on a national securities exchange, stockholders, including those who purchase shares at the offering price, may experience a loss on their investment if they sell their shares at a time when our shares are trading at a discount to net asset value. This risk is separate and distinct from the risk that our net asset value will decrease. There can be no assurance that we will be able to complete a liquidity event.

Investment Strategy

Our principal focus will be to invest at all levels of the private company capital structure, including senior secured loans, second lien secured loans, subordinated loans, and preferred and common equity of private U.S. small and middle-market companies. We may purchase interests in loans and equity through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments, through a co-investment with a financial sponsor, such as an institutional investor or private equity firm, or through a direct investment. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, collateralized loan obligations, or CLOs, and other debt securities. Once we raise a significant amount of proceeds from our offering, we expect that our investments will generally range between $2 million and $15 million each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of Freedom Capital Investment Advisors, subject to oversight by our board of directors. Prior to raising significant amounts of capital, we may make smaller investments due to liquidity constraints.

When identifying prospective portfolio companies, we intend to focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•	Leading, defensible market positions. We intend to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We will seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
•	Investing in stable companies with positive cash flow. We intend to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.
•	Proven management teams. We intend to focus on companies that have experienced management teams with an established track record of success. We will typically require our portfolio companies to have proper incentives in place to align management’s goals with ours.
•	Private equity sponsorship. We intend to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. Freedom Capital Investment Advisors’ management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, by coinvesting with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protection for our investments.
•	Allocation among various issuers and industries. We will seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.
•	Viable exit strategy. We will attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio may be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, we intend to focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Potential Competitive Strengths

We believe that we offer our investors the following potential competitive strengths:

Seasoned investment professionals.  We believe that the breadth and depth of the experience of Freedom Capital Investment Advisors’ senior management team will provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

The Freedom Capital Investment Advisors’ senior management team has over 40 plus collective years of investment banking experience, primarily related to small and middle-market companies. These team members have created over 20 asset management platforms, including BDCs, REITs, banks, savings and loan institutions, and specialty finance companies.

The senior management team of Freedom Capital Investment Advisors has raised over $25 billion of equity capital for clients as lead investment bankers and as fixed income asset managers managing $2.5 billion of assets. Additionally, the team has advised numerous asset managers including BDCs, equity REITs, CDO managers, CLO managers, mortgage REITs, the Federal Deposit Insurance Corporation, and the US Treasury. Senior management members have also served as directors on the boards of various asset management firms and regulated banking institutions.

Long-term investment horizon.  Our long-term investment horizon will give us great flexibility, which we believe will allow us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we are not required to return capital to our stockholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which will allow us to invest using a longer-term focus, will provide us with the opportunity to increase total returns on invested capital compared to other private company investment vehicles.

Disciplined investment philosophy.  Freedom Capital Investment Advisors intends to employ an investment approach focused on long-term credit performance and capital appreciation. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

Investment expertise across all levels of the corporate capital structure.  Freedom Capital Investment Advisors believes that its broad expertise and experience investing at all levels of a company’s capital structure will enable us to manage risk while affording us the opportunity for significant returns on our investments. We will attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

Operating and Regulatory Structure

Our investment activities are managed by Freedom Capital Investment Advisors and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay Freedom Capital Investment Advisors a base management fee based on our average monthly gross assets as well as incentive fees based on our performance. From time to time, Freedom Capital Investment Advisors may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that Freedom Capital Investment Advisors believes will aid it in achieving our investment objectives. Freedom Capital Investment Advisors may engage a sub-adviser to act as our investment sub-adviser. A sub-adviser may assist Freedom Capital Investment Advisors in identifying investment opportunities and make investment recommendations for approval by Freedom Capital Investment Advisors according to guidelines set by Freedom Capital Investment Advisors.

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

We will reimburse Freedom Capital Investment Advisors for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement will be the lesser of (1) Freedom Capital Investment Advisors’ actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Freedom Capital Investment Advisors will be required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to Freedom Capital Investment Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse Freedom Capital Investment Advisors for any services for which it will receive a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Freedom Capital Investment Advisors.

We have contracted with Freedom Capital Investment Advisors to provide various accounting and administrative services. We have also contracted with Vigilant Compliance, LLC to provide us with a chief compliance officer and a chief financial officer.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we will be permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns.

Investment Types

We anticipate that our portfolio will be comprised of investments in senior secured loans, second lien secured loans, subordinated debt, common equity and preferred equity of private U.S. small and middle-market companies. As a non-principal strategy, we may also invest in original discount instruments.

Freedom Capital Investment Advisors will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Senior secured debt is situated at the top of the capital structure, and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and finally common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We will rely on Freedom Capital Investment Advisors’ experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans have priority in payment they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 3.0% and 7.0% over a standard benchmark, such as the prime rate or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed or a floating current yield of 6.0% to 10.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Subordinated Debt

In addition to senior secured and second lien secured loans, we also may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to senior secured loans and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating current yield of 6.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be of high quality. In addition, we typically will receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities consisting primarily of warrants or other equity interests. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 20%. There can be no assurance that any preferred or common equity investment that we make will generate such returns.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments if necessary in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we intend to invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national rating agencies. We believe that our targeted debt investments typically will carry ratings from a nationally recognized statistical ratings organization, or NRSRO, and that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation), which are often referred to as “junk” bonds. To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by an NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain small and middle-market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allows the investor to take remedial action quickly if conditions happen to deteriorate. Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made and monitoring fees paid throughout the term of our investments. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment, while monitoring fees generally range from 0.25% to 1.0% of the purchase price of an investment annually. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

Risk Management

We will seek to limit the downside potential of our investment portfolio by:

•	applying our investment strategy guidelines for portfolio investments;
•	requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for risk; and
•	allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries.

Investment Process

The investment professionals at Freedom Capital Investment Advisors have spent their careers identifying, evaluating, underwriting and capitalizing middle-market companies.

Sourcing

Freedom Capital Investment Advisors will seek to originate transactions through multiple channels. In addition to the decade long relationships with leading financial intermediaries including investment banks, commercial banks, private equity investors and other financial professionals, Freedom Capital Investment Advisors’ transaction team will seek to leverage its position as the first Patriotic Responsible Investing manager to identify potential investment opportunities in companies to directly source transaction opportunities.

Evaluation

Initial Review.  In its initial review of an investment opportunity, Freedom Capital Investment Advisors’ transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by Freedom Capital Investment Advisors, within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk.

For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated Freedom Capital Investment Advisors research analyst, the results of which are available for the transaction team to review. In the case of a primary transaction, Freedom Capital Investment Advisors will conduct detailed due diligence investigations as necessary.

Credit Analysis/Due Diligence.  Before undertaking an investment, the transaction team will conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

•	a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;

•	a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;
•	on-site visits, if deemed necessary;
•	background checks to further evaluate management and other key personnel;
•	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•	a review of management’s experience and track record.

When possible, our advisory team will seek to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

Execution

Freedom Capital Investment Advisors seeks to maintain a defensive approach toward its investment decisions by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio and (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments. The consummation of a transaction will require unanimous approval of the members of Freedom Capital Investment Advisors’ investment committee.

Monitoring

Portfolio Monitoring.  Freedom Capital Investment Advisors will monitor our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, Freedom Capital Investment Advisors will work closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, Freedom Capital Investment Advisors will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. Freedom Capital Investment Advisors will use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, Freedom Capital Investment Advisors will use an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. Freedom Capital Investment Advisors will use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan — full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment — some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

Freedom Capital Investment Advisors will monitor and, when appropriate, will change the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors will review these investment ratings on a quarterly basis. In the event that our board of directors or advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, they will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process.  Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors will determine the fair value of such investments in good faith, utilizing the input of management, our valuation committee, Freedom Capital Investment Advisors and any other professionals or materials that our board of directors deems worthy and relevant independent third-party pricing services and independent third-party valuation firms, if applicable.

Managerial Assistance.  As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, Freedom Capital Investment Advisors will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than Freedom Capital Investment Advisors, or a sub-adviser, if any, will retain any fees paid for such assistance.

Exit

We will attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio may be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, we intend to focus primarily in investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Staffing

We do not currently have any employees. Each of our executive officers, aside from our chief financial officer and our chief compliance officer is a principal, officer or employee of Freedom Capital Investment Advisors, which manages and oversees our investment operations. Neither our chief financial officer nor our chief compliance officer are affiliated with Freedom Capital Investment Advisors.

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy our code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is attached as an exhibit to this Annual Report on Form 10-K, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and Freedom Capital Investment Advisors have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of Freedom Capital Investment Advisors are responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to Freedom Capital Investment Advisors. The proxy voting policies and procedures of Freedom Capital Investment Advisors are set forth below. The guidelines are reviewed periodically by Freedom Capital Investment Advisors and our non-interested directors, and, accordingly, are subject to change.

Freedom Capital Investment Advisors intends to register as an investment adviser with the SEC at such time as we have at least $25 million in assets under management or Freedom Capital Investment Advisors otherwise meets the requirements of being an SEC-registered investment adviser. Freedom Capital Investment Advisors has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the investment advisory clients of Freedom Capital Investment Advisors are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Freedom Capital Investment Advisors will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although Freedom Capital Investment Advisors will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of Freedom Capital Investment Advisors are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how Freedom Capital Investment Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information, without charge, regarding how Freedom Capital Investment Advisors voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Freedom Capital Corporation, 1560 Wilson Boulevard, Suite 450, Arlington, VA 22209, or by calling us toll free at (877) 672-1776.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and
•	pursuant to Rule 13a-15 of the Exchange Act, beginning with our fiscal year ending December 31, 2016, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and will engage our independent registered public accounting firm to audit our internal control over financial reporting.

Election to be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

Taxation as a RIC

If we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities; and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Item 1A.	Risk Factors.

Before you invest in our shares you should be aware of various risks associated with an investment in shares of our common stock, as well as risks generally associated with investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value could decline and you may lose all or part of your investment.

Risks Related to an Investment in Our Common Stock

Our shares will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in this offering, it is unlikely that you will be able to sell them and, if you are able to do so, it is unlikely that you will receive a full return of your invested capital.

Our shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future.

There can be no assurance that we will complete a liquidity event. Even if we do complete a liquidity event, you may not receive a return of all of your invested capital. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price you paid for the shares being repurchased. If our shares are listed, we cannot assure you that a public trading market will develop.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

There can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

We established the initial offering price for our shares on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

The price of our shares prior to satisfying the minimum offering requirement is established on an arbitrary basis and is not based on the amount or nature of our assets or our book value. Therefore, at any given time, the offering price may be higher than the value of our interests in portfolio companies.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares below our net asset value per share.

After satisfying the minimum offering requirement, the purchase price at which you purchase shares will be determined at each monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. As a result, in the event of an increase in our net asset value per share, your purchase price may be higher than the prior monthly closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior monthly closing price.

We are a new company and have no operating history.

We were formed on June 19, 2014 and will not commence operations until we satisfy the minimum offering requirement as described in our prospectus. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

As a new company with no investments, our continuous public offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing our shares.

None of us, Freedom Capital Investment Advisors or a sub-adviser, if any, has generally identified, made or contracted to make investments on our behalf with the proceeds from our continuous public offering. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our shares. You must rely on Freedom Capital Investment Advisors and a sub-adviser, if any, to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because investors are not able to evaluate our investments in advance of purchasing our shares, our public offering may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” public offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. Even though we have established a minimum size of our offering necessary for us to release funds from the escrow account and utilize subscription funds, such amount will not, by itself, be sufficient for us to purchase a diversified portfolio of investments. To the extent that less than the maximum number of shares is subscribed for, the opportunity for the allocation of our investments among various issuers and industries may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Because the dealer manager is one of our affiliates, you will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a stockholder.

The dealer manager is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, you do not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to successfully conduct our continuous offering depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of broker-dealers.

The success of our continuous public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our shares. Our dealer manager has not previously served as a dealer manager in a continuous public offering, so there can be no assurance that it will be able to operate and maintain such network of licensed securities broker-dealers and other agents. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Beginning with the first full calendar quarter following the one year anniversary of the date that we satisfy our minimum offering requirement, we intend to offer to repurchase your shares on a quarterly basis. Only a limited number of shares will be repurchased, however, and, to the extent you are able to sell your shares under the repurchase program, you may not be able to recover the amount of your investment in those shares.

Beginning with the first full calendar quarter following the one year anniversary of the date that we satisfy our minimum offering requirement, we intend to commence tender offers to allow you to tender your shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will limit the number of shares to be repurchased in any calendar year to 10.0% of the number of shares outstanding at the end of the prior calendar year, or 2.5% at the end of the prior quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless you tender all of your shares, you must tender at least 25% of the number of shares you have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.

In addition, our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we will have discretion to not repurchase your shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which we expect will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the expiration date of such tender offer, to the extent an investor seeks to sell shares to us as part of our share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Prior to investing in securities of portfolio companies, we will invest the net proceeds of our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of our continuous public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of our continuous public offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our investors will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 550,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of Freedom Capital Investment Advisors. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Investors in this offering will suffer immediate dilution.

After giving effect to the estimated offering and organizational expenses of $0.15 per share and the sales charges of $1.00 per share, our net asset value per share is estimated to be approximately $8.85 per share compared to a price of $10.00 per share in this offering. Accordingly, investors purchasing shares in this offering will pay a price per share of common stock that exceeds the estimated net asset value per share of common stock by $1.15 and will indirectly bear the offering and organizational expenses and the sales charges. Actual offering and organizational expenses may be higher than those estimated and such higher expenses would increase the amount of dilution investors in the offering may experience.

Certain provisions of our charter and bylaws, as well as provisions of the Maryland General Corporation Law, could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof are prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act.

Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

In addition, at any time that we have a class of equity securities registered under the Exchange Act and we have at least three independent directors, certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.

Moreover, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.

These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in senior secured loans, second lien secured loans, subordinated debt and common and preferred equity of private U.S. companies, including small and middle-market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

First lien and second lien senior secured loans.  There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Subordinated debt.  Our subordinated debt investments will generally rank junior in priority of payment to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity investments.  We expect to make equity investments in preferred or common equity interests. In addition, when we invest in senior secured loans, second lien secured loans or subordinated debt, we may acquire warrants to purchase equity securities. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. securities.  We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

In addition, we invest in securities that are rated below investment grade by rating agencies (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation) or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances where we exercise control over the borrower or render significant managerial assistance.

We generally will not control our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

Second priority liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we intend to make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our first lien or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A covenant breach by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Investing in small and middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in small and middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•	have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of Freedom Capital Investment Advisors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make may include warrants or other equity-linked securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of Freedom Capital Investment Advisors and/or a sub-adviser, if any, to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make initial or additional investments in portfolio companies.

It is possible that we will not be able to identify a sufficient number of attractive investment opportunities that meet our subjective Patriotic Responsible Investing criteria. In this case, we may not achieve the investment returns we would have received if we had not applied our subjective Patriotic Responsible Investing analysis to each available investment opportunity. In addition, we may not have the funds or ability to make additional investments in our portfolio companies. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Our portfolio may include investments in CLOs, which involve a number of risks, any one of which could have a material adverse effect on our operating results.

CLOs issue classes or “tranches” that vary in risk and yield, and may experience substantial losses due to actual defaults, decrease of market value due to collateral defaults and disappearance of subordinate tranches, market anticipation of defaults, and investor aversion to CLO securities as a class. The risks of investing in CLOs depend largely on the type of the underlying loans and the tranche of the CLO in which we invest. CLOs carry risks, including: (1) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (2) the quality of the collateral may decline in value or default; (3) the possibility that the CLO securities are subordinate to other classes; and (4) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

Failure (or increased likelihood of failure) of a CLO to make timely payments on a particular tranche will have an adverse effect on the liquidity and market value of such tranche. Payments to holders of CLOs may be subject to deferral. If cash flows generated by the underlying assets are insufficient to make all current and, if applicable, deferred payments on the CLOs, no other assets will be available for payment of the deficiency and, following realization of the underlying assets, the obligations of the issuer to pay such deficiency will be extinguished. The value of CLO securities also may change because of changes in the market’s perception of the creditworthiness of the servicing agent for the pool, the originator of the pool, or the financial institution or fund providing the credit support or enhancement. Furthermore, the leveraged nature of each subordinated class may magnify the adverse impact on such class of changes in the value of the assets, changes in the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets, prepayment on the assets and availability, price and interest rates of the assets. CLOs are limited recourse, may not be paid in full and may be subject to up to 100% loss. CLOs are typically privately offered and sold, and thus are not registered under the securities laws.

Our investments may include original issue discount instruments.

To the extent that we invest in original issue discount instruments, which is not contemplated as a principal part of our investment strategy, and the accretion of original issue discount constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;
•	For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•	The deferral of paid-in-kind, or PIK, interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to stockholders in order to maintain our RIC election;
•	PIK interest generates investment income and increases the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate; and
•	Original issue discount may create a risk of non-refundable cash payments to Freedom Capital Investment Advisors based on non-cash accruals that may never be realized.

Risks Related to Our Business and Structure

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our public offering of common stock and may use the net proceeds from such offering in ways with which investors may not agree or for purposes other than those contemplated in the prospectus relating to our continuous public offering. Finally, since our shares are not expected to be listed on a national securities exchange, you will be limited in your ability to sell your shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations, or CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

Conditions in the large corporate leveraged loan market may experience similar disruption or deterioration, which may cause pricing levels to similarly decline or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and has yet to fully recover.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets and caused extreme economic uncertainty.

Economic activity remains subdued as unemployment rates remain high. Despite this, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly. However, deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. In June 2013, Standard & Poor’s Ratings Services affirmed this “AA+” rating. In January 2012, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, Standard & Poor’s Ratings Services further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of any further downgrade to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from any further downgrade of the U.S. government’s sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on the ability of Freedom Capital Investment Advisors and a sub-adviser, if any, to manage and support our investment process. If Freedom Capital Investment Advisors or a sub-adviser, if any, were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we will depend on the investment expertise, skill and network of business contacts of Freedom Capital Investment Advisors and a sub-adviser, if any. Freedom Capital Investment Advisors, with the assistance of a sub-adviser, if any, will evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of Freedom Capital Investment Advisors and its senior management team. The departure of any members of Freedom Capital Investment Advisors’ senior management team could have a material adverse effect on our ability to achieve our investment objectives.

Likewise, the departure of any key employees of a sub-adviser, if any, may impact its ability to render services to us under the terms of a subadvisory agreement with Freedom Capital Investment Advisors.

Our ability to achieve our investment objectives will depend on Freedom Capital Investment Advisors’ ability, with the assistance of a sub-adviser, if any, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Freedom Capital Investment Advisors’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, Freedom Capital Investment Advisors may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Freedom Capital Investment Advisors may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

In addition, both the investment advisory and administrative services agreement and a sub-advisory agreement, if any, that Freedom Capital Investment Advisors has entered into with us and a sub-adviser, if any, respectfully, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by Freedom Capital Investment Advisors, upon 120 days’ notice to us. Any sub-advisory agreement, if any, is expected to be terminable at any time, without the payment of any penalty, upon 60 days’ written notice by a sub-adviser or, if our board of directors or the holders of a majority of our outstanding voting securities determine that a sub-advisory agreement, if any, with a sub-adviser should be terminated, by Freedom Capital Investment Advisors. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace Freedom Capital Investment Advisors or for Freedom Capital Investment Advisors to replace a sub-adviser, if any. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of Freedom Capital Investment Advisors and a sub-adviser, if any, to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If Freedom Capital Investment Advisors or a sub-adviser, if any, fail to maintain their existing relationships with private equity sponsors, investment banks and commercial banks, on which they rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Freedom Capital Investment Advisors and a sub-adviser, if any, have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. There will not be a public market for the securities of the privately-held companies in which we intend to invest. Many of our investments will not be publicly-traded or actively traded on a secondary market but, instead, will be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous public offering. Therefore, portions of the distributions that we make may represent a return of capital to you for tax purposes, which will lower your tax basis in your shares.

In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow. To the extent such distributions exceed our earnings, they may constitute a return of capital and will lower your tax basis in your shares. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to Freedom Capital Investment Advisors.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire Freedom Capital Investment Advisors’ assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interest as a stockholder and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to Freedom Capital Investment Advisors under the investment advisory and administrative services agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by Freedom Capital Investment Advisors or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute your investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to Freedom Capital Investment Advisors, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by Freedom Capital Investment Advisors and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our investments.

Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending such claims, which would reduce the amount of funds we have available for investment in targeted assets.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our shares, could also have a material adverse effect on our business, financial condition and results of operations.

In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in the prospectus and may result in our investment focus shifting from the areas of expertise of Freedom Capital Investment Advisors and a sub-adviser, if any, to other types of investments in which Freedom Capital Investment Advisors and a sub-adviser, if any, may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

As a public company, we will be subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we will be subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ending December 31, 2017, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

We may be adversely impacted by cyber security breaches.

We may be prone to operational and information security risks resulting from breaches in cyber security. A breach may cause us to lose proprietary information, suffer data corruption, or lose operational capacity. Breaches in cyber security include, among other behaviors, stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other forms of cyber-attacks. Cyber security breaches affecting the Company, Freedom Capital Investment Advisors, financial intermediaries and other third-party service providers may adversely impact us. For instance, cyber security breaches may interfere with the processing of stockholder transactions, impact the our ability to calculate net asset value, cause the release of private stockholder information or confidential business information, impede investment activities, subject us to regulatory fines or financial losses and/or cause reputational damage. We may also incur additional costs for cyber security risk management purposes.

Risks Related to Freedom Capital Investment Advisors and Its Affiliates

Freedom Capital Investment Advisors has no prior experience managing a BDC or a RIC.

Freedom Capital Investment Advisors is a new entity and has no prior experience managing a BDC or a RIC. Therefore, Freedom Capital Investment Advisors may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. Freedom Capital Investment Advisors’ lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

Freedom Capital Investment Advisors is not presently registered as an investment adviser with any state securities regulator or with the SEC.

At this time, Freedom Capital Investment Advisors is ineligible to register with the SEC under the Advisers Act because we are presently its only client and we currently have less than $25 million of assets under management. Freedom Capital Investment Advisors is also not registered as an investment adviser with any state securities regulator because of available exemptions to registration, or exclusions from investment adviser status, under applicable state laws and regulations. Freedom Capital Investment Advisors has agreed to perform its duties and obligations to us and otherwise conduct its business and operations as if it were registered as an investment adviser with the SEC under the Advisers Act. Among other things, Freedom Capital Investment Advisors has adopted a code of ethics and compliance policies and procedures. Nevertheless, Freedom Capital Investment Advisors is not subject to either state or SEC inspections or the regulatory requirements, including restrictions on conflicts of interest, under state or federal laws and regulations that it would be subject to as a registered investment adviser.

Freedom Capital Investment Advisors and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

Freedom Capital Investment Advisors and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and Freedom Capital Investment Advisors to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Freedom Capital Investment Advisors.

We may be obligated to pay Freedom Capital Investment Advisors incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our investment advisory and administrative services agreement entitles Freedom Capital Investment Advisors to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay Freedom Capital Investment Advisors incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Freedom Capital Investment Advisors is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

For federal income tax purposes, we will be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to the obligations of the senior management and investment teams of Freedom Capital Investment Advisors and a sub-adviser, if any, to our affiliates and to other clients.

The members of the senior management and investment teams of both Freedom Capital Investment Advisors and a sub-adviser, if any, serve or may serve as officers, directors, managers or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on Freedom Capital Investment Advisors to manage our day-to-day activities and to implement our investment strategy. Freedom Capital Investment Advisors and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, Freedom Capital Investment Advisors, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Freedom Capital Investment Advisors. Freedom Capital Investment Advisors and its employees will devote only as much of its or their time to our business as Freedom Capital Investment Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, a sub-adviser, if any, on which Freedom Capital Investment Advisors may rely to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest.

For example, the personnel of a sub-adviser, if any, may allocate their time between assisting Freedom Capital Investment Advisors in identifying investment opportunities and making investment recommendations and performing similar functions for other business activities in which they may be involved.

There may be conflicts of interest related to the allocation of investment opportunities among Freedom Capital Investment Advisors, or any sub-adviser, and their respective affiliates.

Currently, Freedom Capital Investment Advisors does not engage in market transactions where order aggregation may arise, as Freedom Capital Investment Advisors does not presently have any client other than us but may and intends to have additional clients in the future that may have investment objectives similar to ours.

Subject to certain 1940 Act restrictions on co-investments with affiliates, Freedom Capital Investment Advisors may determine it appropriate for us and one or more other investment accounts managed by Freedom Capital Investment Advisors, a sub-adviser, if any, or any of their respective affiliates to participate in an investment opportunity. For example, we generally will not be permitted to co-invest with certain entities affiliated with Freedom Capital Investment Advisors or a sub-adviser, if any, in transactions originated by Freedom Capital Investment Advisors or a sub-adviser or their respective affiliates unless we obtain an exemptive order from the SEC. Moreover, we are not permitted to co-invest alongside Freedom Capital Investment Advisors or a sub-adviser or their respective affiliates. We presently do not have exemptive relief under the 1940 Act to engage in such co-investments. Consequently, any co-investments we make with one or more accounts managed by Freedom Capital Investment Advisors, a sub-adviser, if any, or any of their respective affiliates will be made in accordance with existing regulatory guidance and the allocation policies of Freedom Capital Investment Advisors, a sub-adviser and their respective affiliates, as applicable. Freedom Capital Investment Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. To the extent we are able to make co-investments with investment accounts managed by Freedom Capital Investment Advisors, a sub-adviser, if any, or their respective affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to us and other participating accounts. Freedom Capital Investment Advisors will also utilize its allocation policies if we co-invest with other clients of Freedom Capital Investment Advisors in transactions where price is the only negotiated point. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

The time and resources that individuals employed by Freedom Capital Investment Advisors and a sub-adviser, if any, devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by Freedom Capital Investment Advisors and a sub-adviser, if any, are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither Freedom Capital Investment Advisors nor a sub-adviser, if any, or individuals employed by Freedom Capital Investment Advisors or a sub-adviser, if any, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. Affiliates of a sub-adviser, if any, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of a sub-adviser, if any, have no obligation to make their originated investment opportunities available to such sub-adviser or to us.

Our incentive fee may induce Freedom Capital Investment Advisors to make, and a sub-adviser, if any, to recommend, speculative investments.

The incentive fee payable by us to Freedom Capital Investment Advisors may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to Freedom Capital Investment

Advisors will be determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee will be payable based upon our average monthly gross assets, which would include any borrowings for investment purposes, may encourage Freedom Capital Investment Advisors to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since a sub-adviser, if any, will receive a portion of the advisory fees paid to Freedom Capital Investment Advisors, a sub-adviser, if any, may have an incentive to recommend investments that are riskier or more speculative.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, as well as those stockholders that are not affiliated with us, approve such sale.

Our ability to enter into transactions with our affiliates will be restricted.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Freedom Capital Investment Advisors without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Debt Financing

If we borrow money, which we currently intend to do, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to Freedom Capital Investment Advisors.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to Freedom Capital Investment Advisors with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1560 Wilson Blvd., Suite 450, Arlington, VA 22209. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor the Adviser is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against the Adviser.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No shares of our common stock have been authorized for issuance under any equity compensation plans.

We are offering our shares of common stock on a continuous basis at an initial offering price of $10.00 per share. However, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will also post the updated information on our website at http://freedomcapitalfunds.com.

Set forth below is a chart describing the classes of our securities outstanding as of March 18, 2016:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	550,000,000	—	11,111
Preferred Stock	50,000,000	—	—

As of March 18, 2016, Freedom Capital Investment Management LLC, an affiliate of the Company, was the only record holder of our common stock.

Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the date that we satisfy the minimum offering requirement, and on a quarterly basis thereafter, we intend to offer to repurchase shares on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. Under Maryland General Corporation Law, or the MGCL, except as provided in the following sentence, a Maryland corporation may not make a distribution to stockholders, including pursuant to our repurchase program, if, after giving effect to the distribution, (i) the corporation would not be able to pay its indebtedness in the ordinary course or (ii) the corporation’s total assets would be less than its total liabilities plus preferential amounts payable on dissolution with respect to preferred stock (unless our charter provides otherwise). Notwithstanding the foregoing, a corporation may make a distribution, including a repurchase, from: (i) the net earnings of the corporation for the fiscal year in which the distribution is made; (ii) the net earnings of the corporation for the preceding fiscal year; or (iii) the sum of the net earnings of the corporation for the preceding eight fiscal quarters. We will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchase shares, we will generally conduct repurchases on the same date that we hold our monthly closing for the sale of shares in this offering. Any offer to repurchase shares will be conducted solely through tender offer materials mailed to each stockholder.

The board of directors also will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

•	the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);
•	the liquidity of our assets (including fees and costs associated with disposing of assets);
•	our investment plans and working capital requirements;

•	the relative economies of scale with respect to our size;
•	our history in repurchasing shares or portions thereof; and
•	the condition of the securities markets.

We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we will limit the number of shares to be repurchased in any calendar year to 10.0% of the number of shares outstanding at the end of the prior calendar year, or 2.5% at the end of the prior quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We intend to offer to repurchase such shares on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. Freedom Capital Investment Advisors will not receive any separate fees in connection with the repurchase of shares under our share repurchase program.

Distributions

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates, and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of our board of directors. For example, our board of directors may periodically declare stock distributions in order to reduce our net asset value per share if necessary to ensure that we do not sell shares at a price per share, after deducting selling commissions and dealer manager fees that is below our net asset value per share.

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

We expect that for a period of time following commencement of this offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Freedom Capital Investment Advisors and its affiliates, including through the waiver of certain investment advisory fees by Freedom Capital Investment Advisors, that may be subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings so that our distributions will not constitute returns of capital for generally accepted accounting principles purposes. Freedom Capital Investment Advisors is under no obligation to waive its fees and reimburse certain of our expenses to prevent our distributions from constituting returns of capital for tax purposes. You should understand that any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Freedom Capital Investment Advisors continues to make such reimbursements or waivers of such fees. You should also understand that our future repayments of amounts reimbursed or waived by Freedom Capital Investment Advisors or its affiliates will reduce the distributions that you would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Freedom Capital Investment Advisors and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

On a quarterly basis, we will send information to all stockholders of record regarding the sources of distributions paid to our stockholders in such quarter. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to Freedom Capital Investment Advisors. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a non-taxable distribution) will be mailed to our stockholders.

Pursuant to the Expense Reimbursement Agreement, Freedom Capital Investment Advisors has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may exceed our earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, Freedom Capital Investment Advisors will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to provide tax-advantaged distributions to stockholders.

From time to time and not less than quarterly, Freedom Capital Investment Advisors must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our stockholders funds received by us which Freedom Capital Investment Advisors deems unnecessary for us to retain.

Under the Expense Reimbursement Agreement, Freedom Capital Investment Advisors will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the Expense Reimbursement Agreement, we will have a conditional obligation to reimburse Freedom Capital Investment Advisors for any amounts funded by Freedom Capital Investment Advisors under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Freedom Capital Investment Advisors funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by us to stockholders; provided, however, that (i) we will only reimburse Freedom Capital Investment Advisors for expense support payments made by Freedom Capital Investment Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Freedom Capital Investment Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Freedom Capital Investment Advisors made during the same fiscal year) and (ii) we will not reimburse Freedom Capital Investment Advisors for expense support payments made by Freedom Capital Investment Advisors if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Freedom Capital Investment Advisors made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

We or Freedom Capital Investment Advisors may terminate the Expense Reimbursement Agreement at any time. Freedom Capital Investment Advisors has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.

The specific amount of expenses reimbursed by Freedom Capital Investment Advisors, if any, will be determined at the end of each quarter. Upon termination of the Expense Reimbursement Agreement by Freedom Capital Investment Advisors, Freedom Capital Investment Advisors will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse Freedom Capital Investment Advisors pursuant to the terms of the Expense Reimbursement Agreement shall survive the termination of such agreement by either party.

Freedom Capital Investment Advisors is controlled by our chairman, president and chief executive officer, Jeffrey McClure. There can be no assurance that the Expense Reimbursement Agreement will remain in effect or that Freedom Capital Investment Advisors will reimburse any portion of our expenses in future quarters.

We intend to make our ordinary distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of our common stock under our distribution reinvestment plan.

In order to qualify as a RIC, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business — Taxation as a RIC.”

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in our distribution reinvestment plan. The determination of the tax attributes of our distributions will be made annually as of the end of each fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on Form 1099-DIV.

Item 6.	Selected Financial Data

The following selected financial data for the year ended December 31, 2015 is derived from our financial statements, which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

Year ended December 31, 2015
Statements of operations data:
Total investment income	$—
Expenses
Total expenses	—
Expenses waived or reimbursed by the Advisor	—
Net expenses	—
Net investment income	—
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	—
Net decrease in net assets resulting from operations	$—
Per share information – basic and diluted:
Net decrease in net assets resulting from operations(1)	$—
Balance sheet data:
Total assets	$100,000
Total net assets	$98,500

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. In this report, “we,” “us,” and “our” refer to Freedom Capital Corporation.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of the companies in which we may invest;
•	the impact of the investments that we expect to make;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources, financing sources and working capital;
•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Freedom Capital Investment Advisors, a sub-adviser, if any, or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•	our use of financial leverage;
•	the ability of Freedom Capital Investment Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of Freedom Capital Investment Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC;
•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;
•	the effect of changes to tax legislation and our tax position; and
•	the tax status of the enterprises in which we may invest.

In addition, words such as “anticipate” “believe” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words.

The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Other factors that could cause actual results to differ materially include:

•	changes in the economy;
•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K or in periodic reports we file under the Exchange Act are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $2.5 million, or the minimum offering requirement, pursuant to an offering to sell up to 50,000,000 shares of common stock at an initial offering price of $10.00 per share by September 9, 2016. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement for this offering effective on September 9, 2015; however, as of December 31, 2015, the minimum offering requirement had not been achieved. We are a newly organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code.

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

We intend to initially screen potential investments based upon the Patriotic Responsible Investing principles outlined in Item 1 of this annual report on Form 10-K. Using subjective analysis, we will determine if a potential investment sufficiently meets the threshold to be an investment according to Patriotic Responsible Investing principles. Once this threshold is met, we will make investments based upon a fundamental financial analysis of each particular investment opportunity.

Our investment objectives are to generate current income and long-term capital appreciation. In accordance with the Patriotic Responsible Investing principles, we have identified and intend to focus on the following six investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

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

Event Driven:  We intend to take advantage of dislocations that arise in the markets due to an impending event and where the market’s apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successful predict the outcome of an individual event than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

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

We anticipate that our portfolio will be comprised of investments at all levels of a private company’s capital structure, including senior secured loans, second lien secured loans, subordinated loans and common and preferred equity of private U.S. small and middle-market companies. We may purchase interests through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. We may also purchase minority interests in the form of common or preferred equity in our target companies, either directly or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, CLOs and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio. Once we raise a significant amount of proceeds from our offering, we expect that our investments will generally range between $2 million and $15 million each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of Freedom Capital Investment Advisors, subject to oversight by our board of directors. Prior to raising significant amounts of capital, we may make smaller investments due to liquidity constraints.

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

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;
•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	Investment advisory fees;
•	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•	interest payments on our debt or related obligations;
•	research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g. telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);
•	transfer agent, administrator and custodial fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees;
•	federal, state and local taxes;
•	fees and expenses of directors not also serving in an executive officer capacity for us, Freedom Capital Investment Advisors or a sub-adviser, if any;
•	costs of proxy statements, stockholders’ reports, notices and other filings;
•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
•	direct costs such as printing, mailing, long distance telephone and staff;
•	fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;
•	brokerage commissions for our investments;
•	costs associated with our chief financial officer and chief compliance officer; and
•	all other expenses incurred by Freedom Capital Investment Advisors, a sub-adviser, if any, or us in connection with administering our business, including expenses incurred by Freedom Capital Investment Advisors or a sub-adviser, if any, in performing administrative services for us and administrative personnel paid by Freedom Capital Investment Advisors, to the extent they are not controlling persons of Freedom Capital Investment Advisors or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we satisfy the minimum offering requirement, gross subscription funds will total at least $2,500,000. Subsequent to satisfying the minimum offering requirement, we will sell our shares on a continuous basis at an initial offering price of $10.00 and thereafter will accept subscriptions on a continuous basis and issue shares at monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. In connection with each monthly closing on the sale of shares of our common stock offered pursuant to the prospectus on a continuous basis, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

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

We intend to borrow funds to make investments, including before we have fully invested the proceeds from our public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

Capital Contribution by Freedom Capital Investment Management LLC

In December 2014, pursuant to a private placement, Freedom Capital Investment Management LLC contributed an aggregate of $100,000, which was used in its entirety to purchase approximately 11,111.110 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Freedom Capital Investment Management has agreed not to tender these shares for repurchase as long as it remains an affiliate of our investment adviser.

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

We will periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value. Our valuation committee and board of directors will review and approve the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. As of December 31, 2015, we had incurred organization costs of $46,064, which were paid on our behalf by Freedom Capital Investment Management LLC. These costs are expensed as incurred but, together with offering costs, are limited to 1.5% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on our behalf are more than 1.5% of total proceeds at the end of the offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of these costs. To date, $1,500 of these costs have been expensed.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement. As of December 31, 2015, we had incurred offering costs of $1,387,237, which were paid on our behalf by Freedom Capital Investment Management LLC. These costs will be charged against capital in excess of par value on the balance sheet but, together with organization costs, are limited to 1.5% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on our behalf are more than 1.5% of total proceeds at the end of the offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of these costs. To date, we have recorded no deferred charge on our balance sheet since the aggregate amount of organization and offering costs exceeds the limitation.

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

Distributions

Distributions to our stockholders will be recorded as of the record date. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

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

In addition, we may have risk regarding portfolio valuation.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Freedom Capital Corporation
Arlington, Virginia

We have audited the accompanying balance sheet of Freedom Capital Corporation (the Company) as of December 31, 2015 and 2014, and the related statements of operations and changes in net assets, for the year ended December 31, 2015 and for the period from June 19, 2014 (Inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting policies used significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Capital Corporation as of December 31, 2015 and 2014, and the results of its operations for the year ended December 31, 2015 and for the period from June 19, 2014 (Inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Richmond, Virginia
March 18, 2016

Freedom Capital Corporation

Balance Sheets

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$100,000	$—
Subscription receivable	—	100,000
Total assets	$100,000	$100,000
Liabilities and Stockholder Equity
Liabilities
Organization costs payable	$1,500	$1,500
Total liabilities	1,500	1,500
Commitments and contingencies ($1,431,801 and $250,275, respectively) – See Note 3
Stockholder Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 11,111 shares issued and outstanding	100	100
Capital in excess of par value	99,900	99,900
Accumulated loss	(1,500)	(1,500)
Total stockholder equity (net assets)	98,500	98,500
Total liabilities and stockholder equity	$100,000	$100,000
Net asset value per share of common stock	$8.87	$8.87

See notes to financial statements

Freedom Capital Corporation

Statements of Operations

	Years Ended December 31,
	2015	2014(1)
Operating expenses
Organization costs	$—	$1,500
Net decrease in net assets resulting from operations	$—	$(1,500)
Per share information – basic and diluted
Net decrease in net assets resulting from operations	$—	$(0.14)
Weighted average shares outstanding	11,111	11,111

(1)	For the period from June 19, 2014 (Inception) to December 31, 2014.

See notes to financial statements

Freedom Capital Corporation

Statements of Changes in Net Assets

	Years Ended December 31,
	2015	2014(1)
Operations
Net decrease in net assets resulting from operations	$—	$(1,500)
Capital share transactions
Issuance of common stock	—	100,000
Net increase in net assets resulting from capital share transactions	—	100,000
Total increase in net assets	—	98,500
Net assets at beginning of period	98,500	—
Net assets at end of period	$98,500	$98,500

(1)	For the period from June 19, 2014 (Inception) to December 31, 2014.

See notes to financial statements

Freedom Capital Corporation

Notes to Financial Statements

Note 1. Principal Business and Organization

Freedom Capital Corporation (the “Company”), was incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $2.5 million, or the minimum offering requirement, pursuant to its initial public offering to sell up to $500,000,000 in shares of common stock at an initial offering price of $10.00 per share by September 9, 2016. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement for its initial public offering effective on September 9, 2015; however, as of December 31, 2015, the minimum offering requirement of $2.5 million had not been achieved. The investment adviser of the Company is Freedom Capital Investment Advisors LLC (“Freedom Capital Investment Advisors”). Freedom Capital Investment Advisors is an unregistered private investment advisory firm and intends to register as an investment adviser with the SEC at such time as we have at least $25 million in assets under management or Freedom Capital Investment Advisors otherwise meets the requirements of being an SEC-registered investment adviser. Freedom Capital Investment Advisors is an affiliate of the Company.

The Company is offering for sale a maximum of $500,000,000 in shares of its common stock, $0.001 par value per share, at an initial offering price of $10.00 per share (including the maximum allowed to be charged for commissions and fees), on a “best efforts” basis, pursuant to a registration statement on Form N-2 (the “Offering”) filed with the SEC under the Securities Act of 1933, as amended.

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was not operational as of and for the year ended December 31, 2015; therefore, no trading activity had taken place.

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

Statement of Cash Flows:  The Company has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. As of and for the year ended December 31, 2015, the Company held no investments, the Company carried no debt and the Company’s financial statements include a statement of changes in net assets.

Cash and Cash Equivalents:  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained with a high credit quality financial institution, which is a member of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments:  The Company intends to determine the net asset value of its investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company expects that

Freedom Capital Corporation

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies  – (continued)

Freedom Capital Investment Advisors will provide the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Organization Costs:  Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the period from June 19, 2014 (Inception) to December 31, 2014, the Company incurred organization costs of $46,064, which were funded on behalf of the Company by Freedom Capital Investment Management LLC, an affiliate of Freedom Capital Investment Advisors. Organization costs, together with offering costs, are limited to 1.5% of total proceeds raised (the “Limit”) and are not due and payable to Freedom Capital Investment Advisors to the extent they exceed that amount. The Company recorded an Organization Costs expense of $1,500, the maximum amount payable under the Limit, on the Statement of Operations for the period June 19, 2014 to December 31, 2014 and an Organization costs payable liability on the Balance Sheet as of December 31, 2014. No Organization Costs expense was recorded on the Statement of Operations in 2015 and the Organization costs payable liability remained at $1,500 on the Balance Sheet at December 31, 2015. To the extent the Company is unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on behalf of the Company are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of those costs (see Note 3).

Offering Costs:  Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to the public offering of its shares of common stock. Offering costs are charged against capital in excess of par value on the balance sheet. During the period from June 19, 2014 (Inception) to December 31, 2015, the Company had incurred offering costs of $1,387,237, which were funded on behalf of the Company by Freedom Capital Investment Management LLC. Offering costs, together with organization costs, are limited to 1.5% of total proceeds raised and are not due and payable to Freedom Capital Investment Advisors to the extent they exceed that amount. No offering costs have been recorded on the accompanying Balance Sheets as of December 31, 2014 and December 31, 2015 since the aggregate amount of organization and offering costs exceeds the Limit (see Note 3).

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

Uncertainty in Income Taxes:  The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company had no uncertain tax positions as of December 31, 2014 and

Freedom Capital Corporation

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies  – (continued)

December 31, 2015. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. The Company did not incur any interest or penalties during the period from June 19, 2014 (Inception) to December 31, 2014 and for the year ended December 31, 2015.

Distributions:  Distributions to the Company’s stockholders will be recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on either a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Note 3. Related Party Transactions

Compensation of Freedom Capital Investment Advisors

The Company has entered into an investment advisory and administrative services agreement with Freedom Capital Investment Advisors that will become effective upon raising sufficient capital to achieve the minimum offering requirement as described in the Company’s prospectus relating to its initial public offering. Payments for investment advisory services under such investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the Company’s average monthly gross assets and (b) an incentive fee based on the Company’s performance.

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

The second part of the incentive fee, referred to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company’s incentive fee capital gains, which will equal its realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement entered into with Freedom Capital Investment Advisors, the fee payable to Freedom Capital Investment Advisors will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

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

Freedom Capital Corporation

Notes to Financial Statements

Note 3. Related Party Transactions  – (continued)

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

Freedom Capital Investment Management LLC has funded the Company’s organization and offering costs in the amount of $1,433,301 for the period from June 19, 2014 (Inception) to December 31, 2015. Currently, the cumulative aggregate amount of $1,433,301 of organization and offering costs exceeds 1.5% of total proceeds raised. Accordingly, the Company recorded $1,500 of organizational expense on the accompanying balance sheets, which is payable to Freedom Capital Investment Advisors. To the extent the Company is unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on behalf of the Company are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of the remaining $1,431,801 of these costs.

Under the investment advisory and administrative services agreement between the Company and Freedom Capital Investment Advisors, there will be no liability on the Company’s part for organization or offering costs funded by Freedom Capital Investment Advisors or its affiliates until the Company has met the minimum offering requirement. At such time, Freedom Capital Investment Advisors will be entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all organization and offering costs listed above and any future organization or offering costs incurred have been recovered. The minimum reimbursement to Freedom Capital Investment Advisors for such fees is expected to be $37,500 assuming the minimum offering requirement is satisfied.

Capital Contributions by Freedom Capital Investment Management LLC

Freedom Capital Investment Management LLC contributed an aggregate of $100,000 to purchase approximately 11,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. Freedom Capital Investment Management LLC will not tender these shares of common stock for repurchase as long as Freedom Capital Investment Management LLC remains an affiliate of the Company’s investment adviser.

Expense Reimbursement

Pursuant to the expense support and conditional reimbursement agreement (the Expense Reimbursement Agreement”), Freedom Capital Investment Advisors has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate distributions to the Company that are treated for tax purposes as a return of capital, a portion of these distributions to stockholders may exceed the Company’s earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, Freedom Capital Investment Advisors will not reimburse the Company for the portion of such

Freedom Capital Corporation

Notes to Financial Statements

Note 3. Related Party Transactions  – (continued)

distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Freedom Capital Corporation

Notes to Financial Statements

Note 3. Related Party Transactions  – (continued)

Freedom Capital Investment Advisors is controlled by the Company’s chairman, president and chief executive officer, Jeffrey McClure. There can be no assurance that the Expense Reimbursement Agreement will remain in effect or that Freedom Capital Investment Advisors will reimburse any portion of the Company’s expenses in future quarters.

Note 4. Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the date that the Company satisfies the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, and the 1940 Act. In months in which the Company repurchases shares, it will generally conduct repurchases on the same date that it holds its monthly closing for the sale of shares in its public offering. Any offer to repurchase shares will be conducted solely through tender offer materials mailed to each stockholder.

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

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will limit the number of shares to be repurchased in any calendar year to 10.0% of the number of shares outstanding in the prior calendar year, or 2.5% at the end of the prior quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which the Company repurchases shares pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its monthly closing for the sale of shares in its continuous public offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice.

Freedom Capital Corporation

Notes to Financial Statements

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

As a result of these relationships, the Company is dependent upon Freedom Capital Investment Advisors and its affiliates. In the event that these entities are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

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

Note 6. Subsequent Events

The Company has evaluated subsequent events from December 31, 2015 through the date the financial statements were available to be issued, March 18, 2016, and has determined that there are no items to disclose.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we, including our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Control Over Financial Reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 15, 2016, at a regularly-scheduled meeting of the board of directors, our board of directors approved Amendment No. 1 to the Advisory Agreement and Amendment No. 1 to our Bylaws, both of which are attached as exhibits to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information regarding our board of directors and directors is set forth below. We have divided the directors into two groups — interested directors and independent directors. The address for each director is c/o Freedom Capital Corporation, 1560 Wilson Boulevard, Suite 450, Arlington, VA 22209.

Name	Year of Birth	Director Since	Expiration of Term
Interested Directors
Jeffrey McClure	1965	2015	2016
Liam Coakley(1)	1966	2015	2016
Independent Directors
David Duhamel	1969	2015	2016
Keith Hall	1953	2015	2016
Steven Looney	1949	2015	2016

(1)	Director Liam Coakley is viewed as an interested person of Freedom Capital Investment Advisors, and consequently as an interested director, by reason of his ownership interest in Freedom Capital Investment Management LLC, an affiliate of Freedom Capital Investment Advisors.

Interested Directors

Jeffrey McClure.  Mr. McClure has served as our president and chief executive officer since our inception, and as chairman of our board of directors since March 2015. Mr. McClure served as a Managing Principal of the Velasco Group, a predecessor of The Bear Companies, from April 2002 to December 2004. Mr. McClure founded The Bear Companies in December 2004 to provide financing and advisory services to real estate and financial services companies through the debt, equity and structured finance markets. Since December 2004, Mr. McClure has served as a Managing Principal of The Bear Companies.

Under his direction, the firm has provided over $1.5 billion of capital to its target sectors; completed $800 million of restructuring transactions; and provided due diligence and loan valuation services on $5 billion of bank loan portfolios for government agencies and private sector clients. Mr. McClure also serves as a Managing Principal of Democracy Funding LLC, a wholly-owned subsidiary of The Bear Companies, and the dealer manager and our affiliate, since March 2005.

In 2005, Mr. McClure led The Bear Companies’ creation and capitalization of Kodiak Funding, LP through a strategic joint venture. He led the completion of two equity capital raises totaling over $250 million and two CDO transactions with total proceeds of over $1.5 billion. While The Bear Companies’ primary role was underwriting and structuring collateral, Mr. McClure also directed Kodiak’s interface with credit rating agencies, monoline insurers, warehouse lenders, investment banks and domestic and international investors.

Following the credit crisis, Mr. McClure led The Bear Companies’ push into corporate restructuring. His efforts have resulted in The Bear Companies’ role as dealer manager in over $500 million of bank holding company debt restructuring transactions and $300 million of nonbank finance company restructuring transactions. In addition, he has led the firm’s effort in developing its loan review and valuation practice, which has completed loan review assignments on over $5 billion of bank loan portfolios.

Prior to founding The Bear Companies, from November 1997 to March 2002, Mr. McClure was employed at Friedman Billings Ramsey, or FBR, serving most recently as a Managing Director in the Real Estate Investment Banking Group. While at FBR, Mr. McClure raised over $4 billion of debt and equity for real estate investment trusts and real estate companies through public offerings and private placements. Mr. McClure was employed by Federal Home Loan Mortgage Corporation (Freddie Mac) as an Asset Resolution Specialist from May 1991 until August 1993. Prior to Freddie Mac, Mr. McClure held various roles at the Federal Savings and Loans Insurance Corporation and the Federal Deposit Insurance Corporation

from August 1988 until May 1991. Mr. McClure graduated from Texas A&M University with a BBA in Finance and received a Juris Doctor with distinction from George Mason University School of Law. He is an inactive member of the Virginia Bar.

Liam F. Coakley.  Liam Coakley, a director, is currently Co-President of C. J. Coakley Co., Inc., a commercial interior contractor that works throughout the Washington D.C. metropolitan area as well as in Richmond, Virginia, Norfolk, Virginia, and Baltimore, Maryland. Mr. Coakley has been with C. J. Coakley since May 1990. During the past 50 years, C.J. Coakley has completed hundreds of high profile construction projects for the private sector and public sector clients including at Ft. McNair, Ft. Meyer and Andrew’s Air Force Base. Mr. Coakley has overseen projects at the Redskins Stadium, Dulles International Airport, IRS National Headquarters in New Carrollton, Maryland, and the Health Care Finance Administration in Baltimore, Maryland. Mr. Coakley graduated from Marymount University with a B.S. in Business Management. Mr. Coakley served on the Marymount Alumni Advisory Committee for several years and was awarded Outstanding Recent Alumnus Award in 2003.

Independent Directors

David R. Duhamel, M.D., FCCP.  David Duhamel is partner at Pulmonary Medical Associates of Northern Virginia where he is the leading interventional pulmonologist. Dr. Duhamel has been with Pulmonary Medical Associates since June 2002. In addition, he serves as director of numerous divisions and units at Virginia Hospital Center, one of the leading hospitals in the Washington, D.C. region and named one of America’s 100 Top Hospitals by Truven Health Analytics. Dr. Duhamel’s hospital responsibilities include serving as director of the Pulmonary Special Procedures Unit, the Lung Cancer Center and Outpatient Oncology Services. He is a Clinical Associate Professor at Georgetown University Hospital and is a frequent speaker at national conferences, published author and is the recipient of numerous professional awards. Dr. Duhamel graduated cum laude from Georgetown University with a B.S. in biology and received an M.D. from the Georgetown University School of Medicine, where he served as chief resident.

Keith Hall.  Keith Hall is the managing partner of J.C. Hall & Associates, a closely held private investment and advisory firm, and has been with J.C. Hall & Associates since September 2007. Mr. Hall serves as an independent director of and strategic consultant to companies chiefly in the technology, finance and media sectors. He has served as Chief Financial Officer at four public companies, including at LendingTree.com from June 1999 to September 2007, where he led the firm’s successful IPO, one of four IPOs he has been involved with. Since November 2012, he has served as director and chairman of the audit committee for TheStreet.com, a leading provider of online financial news. Since May 2008, he has also served as chairman of the board of directors for Tectura, a provider of business software and consulting services. Mr. Hall has served as director for other companies in the past, including Polymer Group, Inc., MTM Technologies, Inc., and CoreLogic, Inc. Mr. Hall graduated from Coe College with a B.A. degree in Economics and Business Administration and received an M.B.A. from Harvard Business School.

Steven M. Looney, J.D. & CPA.  Steven Looney is a Managing Director of Peale Davies & Co. Inc., a consulting firm with particular expertise in change management and operating margin improvement, and is a CPA and an attorney. Mr. Looney has been with Peale Davies & Co. Inc. since January 2006. Mr. Looney is a director of Saratoga Investment Corp. (NYSE: SAR), a publicly traded Business Development Corporation, where he serves as the chairman of the audit committee. He serves as a consultant and director to numerous other companies in the healthcare, manufacturing and technology services industries, including WH China Inc. and Vayon Group Ltd. Between February 2000 and December 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between June 1992 and January 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney also serves as a director of Excellent Education for Everyone, a nonprofit organization promoting education reform. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in Accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review.

Executive Officers

The following persons serve as our executive officers in the following capacities:

The address for each executive officer is c/o Freedom Capital Corporation, 1560 Wilson Boulevard, Suite 450, Arlington, VA 22209.

Name	Year of Birth	Positons Held
Jeffrey McClure	1965	President and Chief Executive Officer
Perpetua Seidenberg	1990	Chief Compliance Officer
Robert Amweg	1953	Chief Financial Officer, Vice President, Treasurer and Secretary

Executive Officers Who are Not Directors

Perpetua Seidenberg.  Perpetua Seidenberg has served as a Director of Compliance at Vigilant Compliance, LLC since March 2014 and as an Associate at Vigilant Compliance, LLC from September 2010 to September 2012. Ms. Seidenberg is a Certified Public Accountant and was an auditor with PricewaterhouseCoopers LLP (“PwC”), in the investment management industry, from September 2012 to March 2014. Ms. Seidenberg graduated summa cum laude from La Salle University in 2012 with a Master’s degree in Business Administration and received a Bachelor of Science degree in Accounting in 2011. Ms. Seidenberg was also a member of the LaSalle Honors Program and a member of Beta Gamma Sigma. Ms. Seidenberg is also a member of the American Institute of CPAs.

Robert Amweg.  Robert Amweg is a Certified Management Accountant with investment and financial services experience. Mr. Amweg has served as a Director with Vigilant Compliance LLC since August 2013. Mr. Amweg was a consultant to the financial services industry from September 2012 to December 2014 and he served as the Chief Financial Officer of Turner Investments LLC, an SEC registered investment management firm from 2007 to 2012. Mr. Amweg received his Bachelor of Science in Mathematics from Susquehanna University, Master of Mathematics and Statistics from Montclair University and Master in Business Administration and Finance from Fordham University.

Committees of the Board of Directors

Our board of directors has the following committees:

Audit Committee

The audit committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the audit committee are Messrs. Duhamel, Hall and Looney, all of whom are independent. Mr. Hall serves as the chairman of the audit committee. Our board of directors has determined that Mr. Hall is an “audit committee financial expert” as defined under SEC rules.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee selects and nominates directors for election by our stockholders, selects nominees to fill vacancies on our board of directors or a committee thereof, develops and recommends to our board of directors a set of corporate governance principles and oversees the evaluation of our board of directors. The nominating and corporate governance committee considers candidates suggested by its members and other directors, as well as our management and stockholders. A stockholder who wishes to recommend a prospective nominee for our board of directors must provide notice to our corporate secretary in accordance with the requirements set forth in our bylaws. The members of the nominating and corporate governance committee are Messrs. Duhamel, Hall and Looney, each of whom are independent. Mr. Looney serves as chairman of the nominating and corporate governance committee.

Compensation of Directors

Our directors who do not also serve in an executive officer or interested director capacity for us, Freedom Capital Investment Advisors, the dealer manager or a sub-adviser, if any, or who are otherwise affiliated therewith, will be entitled to receive annual cash retainer fees, fees for attending in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Messrs. Duhamel, Hall and Looney. Amounts payable under the arrangement will be determined and paid quarterly in arrears as follows:

Net Assets	Annual Cash Retainer	Board/ Committee Meeting Fee	Annual Chairperson Fee
$0 to $100 million	$12,000	$500	$1,000
$100 million to $300 million	$25,000	$1,000	$5,000
$300 million to $500 million	$40,000	$1,000	$5,000
$500 million to $1 billion	$60,000	$1,500	$20,000
> $1 billion	$80,000	$2,500	$25,000

We will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to our directors who also serve in an executive officer or interested director capacity for us, Freedom Capital Investment Advisors, the dealer manager or a sub-adviser, if any, or who are otherwise affiliated therewith.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of our shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and executive officers, the following Section 16 reports were not timely filed with the SEC: Initial Statement of Beneficial Ownership of Securities on Form 3 by Freedom Capital Investment Management LLC, as a 5% holder of our shares; Jeffrey McClure, Robert F. Amweg and Perpetua Seidenberg, our executive officers; and, Liam Coakley, Keith Hall, David Duhamel and Steven Looney, our directors.

Code of Ethics

We and Freedom Capital Investment Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is attached as an exhibit to this Annual Report on Form 10-K. You may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at http://freedomcapitalfunds.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov.

You may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549.

Item 11.	Executive Compensation

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of Freedom Capital Investment Advisors or by individuals who were contracted by us or by Freedom Capital Investment Advisors to work on behalf of us, pursuant to the terms of the investment advisory and administrative services agreement. Each of our executive officers is an employee of Freedom Capital Investment Advisors or an outside contractor, and the day-to-day investment operations and administration of our portfolio are managed by Freedom Capital Investment Advisors. In addition, we will reimburse Freedom Capital Investment Advisors for our allocable portion of expenses incurred by Freedom Capital Investment Advisors in performing its obligations under the investment advisory and administrative services agreement, including the allocable portion of the cost of our officers and their respective staffs determined under the investment advisory and administrative services agreement.

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, Freedom Capital Investment Advisors will become entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by Freedom Capital Investment Advisors or its affiliates have been recovered.

The investment advisory and administrative services agreement provides that Freedom Capital Investment Advisors and its officers, managers, controlling persons and any other person or entity affiliated with it acting as our agent will not be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by Freedom Capital Investment Advisors or such other person, nor will Freedom Capital Investment Advisors or such other person be held harmless for any loss or liability suffered by us, unless: (1) Freedom Capital Investment Advisors or such other person has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests; (2) Freedom Capital Investment Advisors or such other person was acting on behalf of or performing services for us; (3) the liability or loss suffered was not the result of negligence or misconduct by Freedom Capital Investment Advisors or such other person acting as our agent; and (4) the indemnification or agreement to hold Freedom Capital Investment Advisors or such other person harmless for any loss or liability is only recoverable out of our net assets and not from our stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Owner of Certain Beneficial Owners

	Shares Beneficially Owned as of March 18, 2016
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage(2)
Freedom Capital Investment Management LLC(3)	11,111.110	100%

(1)	The beneficial owner’s address is c/o Freedom Capital Corporation, 1560 Wilson Boulevard, Suite 450, Arlington, VA 22209.
(2)	Based on a total of 11,111.110 Shares issued and outstanding on March 18, 2016.
(3)	The beneficial owner is wholly-owned and controlled by Mr. Jeffrey McClure and his wife, Melinda McClure.

Security Ownership of Management

Shares Beneficially Owned as of March 18, 2016
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage(2)
Interested Directors:
Jeffrey McClure(3)	11,111.110	100%
Liam Coakley	—	—
Independent Directors:
David Duhamel	—	—
Keith Hall	—	—
Steven Looney	—	—
Executive Officers:
Perpetua Seidenberg	—	—
Robert Amweg	—	—
All Directors and Executive Officers (7 persons)	11,111.110	100%

(1)	The address of each beneficial owner is c/o Freedom Capital Corporation, 1560 Wilson Boulevard, Suite 450, Arlington, VA 22209.
(2)	Based on a total of 11,111.110 Shares issued and outstanding on March 18, 2016.
(3)	All shares are held through Freedom Capital Investment Management LLC, a limited liability company wholly-owned and controlled by Mr. Jeffrey McClure and his wife, Melinda McClure.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have entered into an investment advisory and administrative services agreement with Freedom Capital Investment Advisors. Pursuant to the investment advisory and administrative services agreement, we will pay Freedom Capital Investment Advisors a base management fee and an incentive fee.

Our executive officers and certain of our directors who perform services for us on behalf of Freedom Capital Investment Advisors are also officers, trustees, managers, and/or key professionals of the dealer manager and other affiliated entities. These persons have legal obligations with respect to those entities that are similar to their obligations to us. In the future, these persons and other affiliates of Freedom Capital Investment Advisors may organize other investment programs and acquire for their own account investments that may be suitable for us. In addition, Freedom Capital Investment Advisors may grant equity interests in itself to certain management personnel performing services for Freedom Capital Investment Advisors.

Prior to the occurrence of a liquidity event, all future transactions with affiliates of ours will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of our directors, including a majority of our independent directors.

Allocation of Freedom Capital Investment Advisors’ Time

We rely on Freedom Capital Investment Advisors to manage our day-to-day activities and to implement our investment strategy. Freedom Capital Investment Advisors and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, Freedom Capital Investment Advisors, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Freedom Capital Investment Advisors and its employees will devote only as much of its or their time to our business as Freedom Capital Investment Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, Freedom Capital Investment Advisors, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us.

However, we believe that the members of Freedom Capital Investment Advisors’ senior management and the other key investment professionals have sufficient time to fully discharge their responsibilities to us and to the other businesses in which they are involved. We believe that our affiliates and executive officers will devote the time required to manage our business and expect that the amount of time a particular executive officer or affiliate devotes to us will vary during the course of the year and depend on our business activities at the given time. Because we have not commenced operations, it is difficult to predict specific amounts of time an executive officer or affiliate will devote to us. We expect that our executive officers and affiliates will generally devote more time to programs raising and investing capital than to programs that have completed their offering stages, though from time to time each program will have its unique demands.

Allocation of a Sub-Adviser’s Time

We may rely, in part, on a sub-adviser to assist in identifying investment opportunities and making investment recommendations to Freedom Capital Investment Advisors. A sub-adviser, if any, its affiliates and their respective members, partners, officers and employees may devote as much of their time to our activities as they deem necessary and appropriate. A sub-adviser, if any, and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of a sub-adviser. Also, in connection with such business activities, a sub-adviser, if any, and its affiliates may have existing business relationships or access to material, non-public information that may prevent them from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time and effort of the members of a sub-adviser, if any, its affiliates and their officers and employees may not be devoted exclusively to our business but may be allocated between us and the management of the assets of other advisees of such sub-adviser and its affiliates.

Competition and Allocation of Investment Opportunities

Concurrent with our continuous offering, employees of Freedom Capital Investment Advisors may simultaneously provide investment advisory services to other accounts. Currently, Freedom Capital Investment Advisors does not engage in market transactions where order aggregation may arise, as Freedom Capital Investment Advisors does not presently have any client other than us but may and intends to have additional clients in the future that may have investment objectives similar to ours.

Subject to certain 1940 Act restrictions on co-investments with affiliates, Freedom Capital Investment Advisors may determine it appropriate for us and one or more other investment accounts managed by Freedom Capital Investment Advisors, a sub-adviser, if any, or any of their respective affiliates to participate in an investment opportunity. For example, we generally will not be permitted to co-invest with certain entities affiliated with Freedom Capital Investment Advisors or a sub-adviser, if any, in transactions originated by Freedom Capital Investment Advisors or a sub-adviser or their respective affiliates unless we obtain an exemptive order from the SEC. We presently do not have exemptive relief under the 1940 Act to engage in such co-investments. Consequently, we can only co-invest alongside Freedom Capital Investment Advisors or a sub-adviser or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of Freedom Capital Investment Advisors, a sub-adviser and their respective affiliates, as applicable. To the extent we are able to make co-investments with investment accounts managed by Freedom Capital Investment Advisors, a sub-adviser, if any, or their respective affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to us and other participating accounts.

To mitigate these conflicts, Freedom Capital Investment Advisors will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction. If investment opportunities are not allocable among us and other clients of Freedom Capital Investment Advisors because only one account may partake in such an opportunity at one time, investment opportunities will be allocated on a rotational basis among all clients of Freedom Capital Investment Advisors, including us, that are eligible to participate in such opportunities. Freedom Capital Investment Advisors will also utilize the allocation policies described above if we co-invest with other clients of Freedom Capital Investment Advisors, a sub-adviser and their respective affiliates in transactions where price is the only negotiated point. We are prohibited from engaging in co-investment transactions where terms other than price are to be negotiated unless we obtain exemptive relief from the SEC. There can be no assurance that if we apply for such exemptive relief, it will be granted.

Affiliated Dealer Manager

The dealer manager is an affiliate of Freedom Capital Investment Advisors. This relationship may create conflicts in connection with the dealer manager’s due diligence obligations under the federal securities laws. Although the dealer manager will examine the information in this prospectus for accuracy and completeness, due to its affiliation with Freedom Capital Investment Advisors, no independent review of us will be made in connection with the distribution of our shares in our offering. In addition, the dealer manager is entitled to compensation in connection with our offering.

Expense Support and Conditional Reimbursement Agreement

Pursuant to the expense support and conditional reimbursement agreement (the “Expense Reimbursement Agreement”), Freedom Capital Investment Advisors has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings so that our distributions will not constitute returns of capital for generally accepted accounting principles purposes. Freedom Capital Investment Advisors is under no obligation to waive its fees and reimburse certain of our expenses to prevent our distributions from constituting returns of capital for tax purposes. However, because certain investments we may make, including preferred and common equity investments, may generate distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may exceed our earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, Freedom Capital Investment Advisors will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to provide tax-advantaged distributions to stockholders.

Under the Expense Reimbursement Agreement, Freedom Capital Investment Advisors will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the Expense Reimbursement Agreement, we will have a conditional obligation to reimburse Freedom Capital Investment Advisors for any amounts funded by Freedom Capital Investment Advisors under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Freedom Capital Investment Advisors funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by us to stockholders; provided, however, that (i) we will only reimburse Freedom Capital Investment Advisors for expense support payments made by Freedom Capital Investment Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Freedom Capital Investment Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Freedom Capital Investment

Advisors made during the same fiscal year) and (ii) we will not reimburse Freedom Capital Investment Advisors for expense support payments made by Freedom Capital Investment Advisors if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Freedom Capital Investment Advisors made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

We or Freedom Capital Investment Advisors may terminate the Expense Reimbursement agreement at any time. Freedom Capital Investment Advisors has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.

The specific amount of expenses reimbursed by Freedom Capital Investment Advisors, if any, will be determined at the end of each quarter. Upon termination of the Expense Reimbursement agreement by Freedom Capital Investment Advisors, Freedom Capital Investment Advisors will be required to fund any amounts accrued thereunder as of the date of termination and will not be eligible for reimbursement of such amounts. Similarly, our conditional obligation to reimburse Freedom Capital Investment Advisors pursuant to the terms of the Expense Reimbursement Agreement shall survive the termination of such agreement by either party.

Freedom Capital Investment Advisors is controlled by our chairman, president and chief executive officer, Jeffrey McClure. There can be no assurance that the Expense Reimbursement Agreement will remain in effect or that Freedom Capital Investment Advisors will reimburse any portion of our expenses in future quarters.

Investments

As a BDC, we may be limited in our ability to invest in any portfolio company in which any fund or other client managed by Freedom Capital Investment Advisors, a sub-adviser, if any, or any of their respective affiliates has an investment. We may also be limited in our ability to co-invest in a portfolio company with Freedom Capital Investment Advisors, a sub-adviser, if any, or one or more of their respective affiliates. In general, we may not invest in general partnerships or joint ventures with affiliates (other than publicly registered affiliates) unless we meet several conditions, including that there are no duplicate fees to Freedom Capital Investment Advisors and a sub-adviser, if any. As a result, we could be limited in our ability to invest in certain portfolio companies in which a sub-adviser, if any, or its affiliates are investing or are invested. Our ability to invest in general partnerships or joint ventures with non-affiliates that own specific assets is also subject to several conditions, including requirements that we own a controlling interest in any entity, and that no duplicate fees are allowed to Freedom Capital Investment Advisors and a sub-adviser, if any.

Appraisal and Compensation

Our charter provides that, in connection with any transaction involving a merger, conversion or consolidation, either directly or indirectly, involving us and the issuance of securities of a surviving entity after the successful completion of such transaction, or “roll-up,” an appraisal of all our assets will be obtained from a competent independent expert which will be filed as an exhibit to the registration statement registering the roll-up transaction. Such appraisal will be based on all relevant information and shall indicate the value of our assets as of a date immediately prior to the announcement of the proposed roll-up. The engagement of such independent expert shall be for the exclusive benefit of our stockholders. A summary of such appraisal shall be included in a report to our stockholders in connection with a proposed roll-up. All stockholders will be afforded the opportunity to vote to approve such proposed roll-up, and shall be permitted to receive cash in an amount of such stockholder’s pro rata share of the appraised value of our net assets.

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

Item 14.	Principal Accountant Fees and Services

RSM US LLP (formerly known as McGladrey LLP), an independent registered public accounting firm located at 919 East Main Street, Suite 1800 Richmond, VA 23219, has served as our independent public accountant since the Company’s inception.

Independent Public Accountant’s Fees

RSM US LLP performed various audit and other services for us during 2015 and for the period from our inception on June 19, 2014, to December 31, 2014. Fees for professional services provided by RSM US LLP in 2015 and the period from our inception to December 31, 2014 in each of the following categories are:

	2015	Date of Inception to December 31, 2014
Audit Fees	$5,500	$30,089
Audit-Related Fees	22,620	13,900
Tax Compliance and Consulting Fees	1,400	—
All Other Fees	60,357	8,010
Total Fees	$89,877	$51,999

“Audit Fees” relate to fees and expenses billed by RSM US LLP for the annual audit, including the audit of our financial statements, review of our quarterly financial statements and for comfort letters and consents related to stock issuances.

The Total Fees of $141,876 incurred by RSM US LLP were paid by Freedom Capital Investment Management LLC, an affiliate of, and for the benefit of, the Company. Freedom Capital Investment Management LLC may be reimbursed for these fees paid under the terms of the investment advisory and administrative services agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence,” above.

Pre-Approval Policies and Procedures

Our Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management. All of the audit and permitted non-audit services described above for which RSM US LLP billed the Company for the fiscal years ended December 31, 2015 and 2014 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(1) Financial Statements — The following financial statements are set forth in Item 8:

(2) Exhibits

Number	Description
3.1	Articles of Amendment and Restatement of the Registrant dated March 4, 2015.(1)
3.2	Second Amended and Restated Bylaws of the Registrant dated September 9, 2015.(2)
3.3*	Amendment No. 1 to the Second Amended and Restated Bylaws of the Registrant dated March 15, 2016.
4.1	Form of Subscription Agreement of the Registrant.(3)
4.2	Distribution Reinvestment Plan of the Registrant.(3)
10.1	Investment Advisory and Administrative Services Agreement by and between the Registrant and Freedom Capital Investment Advisors LLC, dated March 5, 2015.(1)
10.2	Amended and Restated Dealer Manager Agreement by and among the Registrant, Freedom Capital Investment Advisors LLC and Democracy Funding LLC, dated March 5, 2015.(2)
10.3	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement).(1)
10.4	Custody Agreement by and between UMB Bank, N.A. and Freedom Capital Investment Advisors LLC, dated December 19, 2014.(1)
10.5	Amended and Restated Escrow Agreement by and between the Registrant, Democracy Funding LLC, UMB Bank, N.A. and UMB Fund Services, Inc. dated April 14, 2015.(2)
10.6	Expense Support and Conditional Reimbursement Agreement by and between the Registrant and Freedom Capital Investment Advisors LLC dated March 5, 2015.(1)
10.7	Transfer Agency Services Agreement between the Registrant and UMB Fund Services, Inc. dated March 31, 2015.(1)
10.8*	Amendment No. 1 to the Investment Advisory And Administrative Services Agreement by and between the Registrant and Freedom Capital Investment Advisors LLC, dated March 15, 2016.
14.1*	Code of Ethics of the Registrant.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-202461), filed on May 4, 2015, and incorporated herein by reference.
(2)	Filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-202461), filed on September 21, 2015, and incorporated herein by reference.
(3)	Included as part of the final prospectus filed pursuant to Rule 497 of the Securities Act of 1933, filed on September 17, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM CAPITAL CORPORATION
Date: March 18, 2016	By: /s/ Jeffrey McClure Name: Jeffrey McClure Title: President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey McClure Jeffrey McClure	President and Chief Executive Officer and Chairman and Director (Principal executive officer)	March 18, 2016
/s/ Robert F. Amweg Robert F. Amweg	Chief Financial Officer (Principal financial and accounting officer)	March 18, 2016
/s/ Liam Coakley Liam Coakley	Director	March 18, 2016
/s/ David Duhamel David Duhamel	Director	March 18, 2016
/s/ Keith Hall Keith Hall	Director	March 18, 2016
/s/ Steven Looney Steven Looney	Director	March 18, 2016