Form 10-Q
period 2016-03-31
Freedom Capital Corp/MD
filed 2016-05-13
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-01047

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 11,111 shares of the registrant’s common stock outstanding as of May 13, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Freedom Capital Corporation

Balance Sheets

	As of
	March 31, 2016	As of
	(Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$100,000	$100,000
Total assets	$100,000	$100,000

Liabilities and Stockholder Equity
Liabilities
Organization costs payable	$1,500	$1,500
Total liabilities	$1,500	$1,500

Commitments and contingencies ($1,584,423 and $1,431,801, respectively) – See Note 3

Stockholder Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 11,111 shares issued and outstanding	11	100
Capital in excess of par value	99,989	99,900
Accumulated loss	(1,500)	(1,500)
Total stockholder equity	98,500	98,500
Total liabilities and stockholder equity	$100,000	$100,000
Net asset value per share of common stock at period end	$8.87	$8.87

See notes to financial statements

Freedom Capital Corporation

Unaudited Statements of Operations

	Three Months Ended March 31,
	2016	2015
Operating expenses
Organization costs	$-	$-
Net increase in net assets resulting from operations	$-	$-

Per share information—basic and diluted
Net increase in net assets resulting from operations	$-	$-
Weighted average shares outstanding	11,111	11,111

See notes to financial statements

4

Freedom Capital Corporation

Unaudited Statements of Changes in Net Assets

	Three Months Ended March 31,
	2016	2015
Operations
Net increase in net assets resulting from operations	$-	$-
Capital share transactions
Issuance of common stock	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total increase in net assets	-	-
Net assets at beginning of period	98,500	98,500
Net assets at end of period	$98,500	$98,500

See notes to financial statements

Freedom Capital Corporation

Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization

Freedom Capital Corporation (the “Company”), was incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $1.0 million, or the minimum offering requirement, pursuant to an offering to sell up to $500,000,000 in shares of common stock at an initial offering price of $10.00 per share by September 9, 2016. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement for this offering effective on September 9, 2015, however, as of March 31, 2016, the minimum offering requirement of $1.0 million had not been achieved. The investment advisor of the Company is Freedom Capital Investment Advisors LLC (“Freedom Capital Investment Advisors”). Freedom Capital Investment Advisors is an unregistered private investment advisory firm and intends to register as an investment adviser with the SEC at such time as it has at least $25 million in assets under management. Freedom Capital Investment Advisors is an affiliate of the Company.

The Company is offering for sale a maximum of $500,000,000 in shares of common stock, $0.001 par value per share, at a public offering price of $10.00 per share (including the maximum allowed to be charged for commissions and fees), on a “best efforts” basis, pursuant to a registration statement on Form N-2 (the “Offering”) filed with the SEC under the Securities Act of 1933, as amended.

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

The Company was not operational as of and for the period ended March 31, 2016. Therefore, no trading activity had taken place.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2015 and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2016.

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

Statement of Cash Flows: The Company has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. As of and for the period ended March 31, 2016, the Company held no investments, the Company carried no debt and the Company’s financial statements include a statement of changes in net assets.

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

 Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the period from June 19, 2014 (Inception) to March 31, 2016, the Company incurred organization costs of $46,064, which were funded on behalf of the Company by Freedom Capital Investment Management LLC, an affiliate of Freedom Capital Investment Advisors. Organization costs, together with Offering costs, are limited to 1.5% of total proceeds raised (the “Limit”) and are not due and payable to Freedom Capital Investment Advisors to the extent they exceed that amount. The Company recorded the maximum amount payable under the Limit of $1,500 at December 31, 2014 and accordingly, the Company has recorded $0 of organizational expense on the accompanying statement of operations in 2016 and 2015. To the extent the Company is unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on behalf of the Company are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of those costs (see Note 3).

Offering Costs: The Company’s Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to the public offering of its shares of common stock. Once the Company achieves the minimum offering requirement these costs will be capitalized and amortized as an expense on a straight-line basis over a twelve month period. During the period from June 19, 2014 (Inception) to March 31, 2016, the Company had incurred offering costs of $1,539,859, which were funded on behalf of the Company by Freedom Capital Investment Management LLC. Offering costs, together with Organization costs, are limited to 1.5% of total proceeds raised and are not due and payable to Freedom Capital Investment Advisors to the extent they exceed that amount. No offering costs have been recorded on the accompanying balance sheet as of March 31, 2016 since the aggregate amount of Organization and Offering costs exceeds the Limit (see Note 3).

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

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. As of March 31, 2016, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. During the period from December 31, 2015 to March 31, 2016 the Company did not incur any interest or penalties.

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

Note 3. Related Party Transactions

Compensation of Freedom Capital Investment Advisors

The Company has entered into an investment advisory and administrative services agreement with Freedom Capital Investment Advisors that will become effective upon raising $1.0 million, or the minimum offering requirement pursuant to the offering. Payments for investment advisory services under such investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the Company’s average monthly gross assets and (b) an incentive fee based on the Company’s performance.

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

Freedom Capital Investment Management LLC has funded the Company’s offering costs and organization costs in the amount of $1,585,923 for the period from June 19, 2014 (Inception) to March 31, 2016. Currently, the cumulative aggregate amount of $1,585,923 of organization and offering costs exceeds 1.5% of total proceeds raised. Accordingly, the Company recorded $1,500 of organizational expense on the accompanying balance sheets, which is payable to Freedom Capital Investment Advisors. To the extent the Company is unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on behalf of the Company are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of the remaining $1,584,423 of these costs.

Under the investment advisory and administrative services agreement between the Company and Freedom Capital Investment Advisors, there will be no liability on the Company’s part for the offering or organization costs funded by Freedom Capital Investment Advisors or its affiliates until the Company has met the minimum offering requirement. At such time, Freedom Capital Investment Advisors will be entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. The minimum reimbursement to Freedom Capital Investment Advisors for such fees is expected to be $15,000 assuming the minimum offering requirement is satisfied.

Capital Contribution by Freedom Capital Investment Management LLC

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

Expense Reimbursement

Pursuant to the Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”), Freedom Capital Investment Advisors has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate distributions to the Company that are treated for tax purposes as a return of capital, a portion of these distributions to stockholders may exceed our earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, Freedom Capital Investment Advisors will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the Expense Reimbursement Agreement is not to prevent tax-advantaged distributions to stockholders.

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

Note 5. Economic Dependency

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

Note 6. Subsequent Events

The Company has evaluated subsequent events from March 31, 2016 through the date the financial statements were available to be issued, May 13, 2016, and has determined that there are no items to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q or in other periodic reports we file under the Exchange Act are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $1.0 million, or the minimum offering requirement, pursuant to an offering to sell up to $500,000,000 in shares of common stock at an initial offering price of $10.00 per share by September 9, 2016. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement for this offering effective on September 9, 2015, however, as of March 31, 2016 the minimum offering requirement of $1.0 million had not been achieved. We are a newly organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code.

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

We intend to initially screen potential investments based upon the Patriotic Responsible Investing principles outlined in the following paragraph. Using subjective analysis, we will determine if a potential investment sufficiently meets the threshold to be an investment according to Patriotic Responsible Investing principles. Once this threshold is met, we will make investments based upon a fundamental financial analysis of each particular investment opportunity.

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

Expenses

Our primary operating expenses will be the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities, if any, and other expenses necessary for our operations. Our investment advisory fee will compensate Freedom Capital Investment Advisors for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

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

research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware(e.g. telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

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

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we satisfy the minimum offering requirement, gross subscription funds will total at least $1,100,000. Subsequent to satisfying the minimum offering requirement, we will sell our shares on a continuous basis at an initial offering price of $10.00 and thereafter will accept subscriptions on a continuous basis and issue shares at monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. In connection with each monthly closing on the sale of shares of our common stock offered pursuant to this prospectus on a continuous basis, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

Prior to investing in securities of portfolio companies, we will invest the net proceeds from our continuous public offering and from any sales and paydowns of investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intention to be taxed as a RIC.

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

The Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) pursuant to which Freedom Capital Investment Advisors has agreed to waive its fees and reimburse certain of our expenses is intended to prevent our distributions from being comprised of offering proceeds and borrowings so that our distributions will not constitute return of capital for generally accepted accounting principles purposes. Freedom Capital Investment Advisors is under no obligation to waive its fees and reimburse certain of our expenses to prevent our distributions from constituting return of capital for tax purposes.

We expect that for a period of time following commencement of this offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Freedom Capital Investment Advisors and its affiliates, including through the waiver of certain investment advisory fees by Freedom Capital Investment Advisors, that may be subject to repayment by us within three years. The purpose of the Expense Reimbursement Agreement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Freedom Capital Investment Advisors continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Freedom Capital Investment Advisors or its affiliates will reduce the distributions that you would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Freedom Capital Investment Advisors and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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

With respect to investments for which market quotations are not readily available, we intend to undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process will begin with Freedom Capital Investment Advisors’ management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with our valuation committee;

•	our valuation committee will review the preliminary valuation and Freedom Capital Investment Advisors’ management team, together with our independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

•	our board of directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of Freedom Capital Investment Advisors, the valuation committee and any third-party valuation firm, if applicable.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. As of March 31, 2016, we had incurred organization costs of $46,064, which were paid on our behalf by Freedom Capital Investment Management LLC. These costs are expensed as incurred but, together with offering costs, are limited to 1.5% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on our behalf are more than 1.5% of total proceeds at the end of the offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of these costs. To date, $1,500 of these costs have been expensed.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement on Form N-2 relating to the public offering of our shares of common stock. As of March 31, 2016, we had incurred offering costs of $1,539,859, which were paid on our behalf by Freedom Capital Investment Management LLC. Offering costs, together with organization costs, are limited to 1.5% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on our behalf are more than 1.5% of total proceeds at the end of the offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of these costs. To date, we have recorded no deferred charge on our balance sheet since the aggregate amount of organization and offering costs exceeds the limitation.

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

Contractual Obligations

We have entered into an agreement with Freedom Capital Investment Advisors to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of our average monthly gross assets and (b) an incentive fee based on our performance. Freedom Capital Investment Advisors will be reimbursed for administrative expenses incurred on our behalf.

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

Freedom Capital Investment Management LLC, an affiliate of Freedom Capital Investment Advisors, funded offering costs and organization costs in the amount of $1,585,923. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by Freedom Capital Investment Advisors or its affiliates until we have met the minimum offering requirement. At such time, Freedom Capital Investment Advisors will be entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by Freedom Capital Investment Advisors or its affiliates have been recovered. The minimum reimbursement to Freedom Capital Investment Advisors for such fees is $15,000 assuming we are able to raise $1,000,000 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement. The dealer manager for our continuous public offering is Democracy Funding LLC, which is one of our affiliates. Under the dealer manager agreement among us, Freedom Capital Investment Advisors and Democracy Funding LLC, Democracy Funding LLC will be entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor Freedom Capital Investment Advisors is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against Freedom Capital Investment Advisors.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K, filed with the SEC on March 18, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of the Registrant dated March 15, 2016 (incorporated by reference to Exhibit 3.3 filed with the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2015 filed on March 18, 2016).

10.8	Amendment No. 1 to the Investment Advisory and Administrative Services Agreement by and between the Registrant and Freedom Capital Investment Advisors LLC, dated March 15, 2016 (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2015 filed on March 18, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2016.

Freedom Capital Corporation

By:	/s/ Jeffrey M. McClure
Jeffrey M. McClure
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert F. Amweg
Robert F. Amweg
Chief Financial Officer
(Principal Financial and Accounting Officer)

