Form 10-Q
period 2016-06-30
Freedom Capital Corp/MD
filed 2016-08-12
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 11,111 shares of the registrant’s common stock outstanding as of August 12, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Freedom Capital Corporation

Balance Sheets

	As of	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$100,000	$100,000
Total assets	$100,000	$100,000

Liabilities and Stockholder Equity
Liabilities
Organization costs payable	$1,500	$1,500
Total liabilities	$1,500	$1,500

Commitments and contingencies ($1,693,109 and $1,431,801, respectively) – See Note 3

Stockholder Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 11,111 shares issued and outstanding	11	100
Capital in excess of par value	99,989	99,900
Accumulated loss	(1,500)	(1,500)
Total stockholder equity	98,500	98,500
Total liabilities and stockholder equity	$100,000	$100,000
Net asset value per share of common stock at period end	$8.87	$8.87

See notes to financial statements

Freedom Capital Corporation

Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating expenses
Organization costs	$-	$-	$-	$-
Net increase in net assets resulting from operations	$-	$-	$-	$-

Per share information—basic and diluted
Net increase in net assets resulting from operations	$-	$-	$-	$-
Weighted average shares outstanding	11,111	11,111	11,111	11,111

See notes to financial statements

4

Freedom Capital Corporation

Unaudited Statements of Changes in Net Assets

	Six Months Ended June 30,
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

See notes to financial statements

Freedom Capital Corporation

Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization

Freedom Capital Corporation (the “Company”), was incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $1.0 million, or the minimum offering requirement, pursuant to an offering to sell up to $500,000,000 in shares of common stock at an initial offering price of $10.00 per share by September 9, 2016. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement for this offering effective on September 9, 2015, however, as of June 30, 2016, the minimum offering requirement of $1.0 million had not been achieved. The investment advisor of the Company is Freedom Capital Investment Advisors LLC (“Freedom Capital Investment Advisors”). Freedom Capital Investment Advisors is an unregistered private investment advisory firm and intends to register as an investment adviser with the SEC at such time as it has at least $25 million in assets under management. Freedom Capital Investment Advisors is an affiliate of the Company.

The Company is offering for sale a maximum of $500,000,000 in shares of common stock, $0.001 par value per share, at a public offering price of $10.00 per share (including the maximum allowed to be charged for commissions and fees), on a “best efforts” basis, pursuant to a registration statement on Form N-2 (the “Offering”) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

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

The Company was not operational as of and for the period ended June 30, 2016. Therefore, no trading activity had taken place.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Statement of Cash Flows: The Company has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. As of and for the period ended June 30, 2016, the Company held no investments, the Company carried no debt and the Company’s financial statements include a statement of changes in net assets.

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

 Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the period from June 19, 2014 (Inception) to June 30, 2016, the Company incurred organization costs of $46,064, which were funded on behalf of the Company by Freedom Capital Investment Management LLC, an affiliate of Freedom Capital Investment Advisors. Organization costs, together with Offering costs, are limited to 1.5% of total proceeds raised (the “Limit”) and are not due and payable to Freedom Capital Investment Advisors to the extent they exceed that amount. The Company recorded the maximum amount payable under the Limit of $1,500 at December 31, 2014 and accordingly, the Company has recorded $0 of organizational costs on the accompanying statement of operations in 2016 and 2015. To the extent the Company is unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on behalf of the Company are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of those costs (see Note 3).

Offering Costs: The Company’s Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to the Offering. Once the Company achieves the minimum offering requirement these costs will be capitalized and amortized as an expense on a straight-line basis over a twelve month period. During the period from June 19, 2014 (Inception) to June 30, 2016, the Company had incurred offering costs of $1,648,545, which were funded on behalf of the Company by Freedom Capital Investment Management LLC. Offering costs, together with Organization costs, are limited to 1.5% of total proceeds raised and are not due and payable to Freedom Capital Investment Advisors to the extent they exceed that amount. No offering costs have been recorded on the accompanying balance sheet as of June 30, 2016 since the aggregate amount of Organization and Offering costs exceeds the Limit (see Note 3).

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

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. As of June 30, 2016, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. During the period from January 1, 2016 to June 30, 2016 the Company did not incur any interest or penalties.

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

Note 3. Related Party Transactions

Compensation of Freedom Capital Investment Advisors

The Company has entered into an investment advisory and administrative services agreement with Freedom Capital Investment Advisors that will become effective upon achieving the minimum offering requirement. Payments for investment advisory services under such investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the Company’s average monthly gross assets and (b) an incentive fee based on the Company’s performance.

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

The second part of the incentive fee, referred to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement entered into with Freedom Capital Investment Advisors, the fee payable to Freedom Capital Investment Advisors will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

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

Freedom Capital Investment Management LLC has funded the Company’s offering costs and organization costs in the amount of $1,694,609 for the period from June 19, 2014 (Inception) to June 30, 2016. Currently, the cumulative aggregate amount of $1,694,609 of organization and offering costs exceeds 1.5% of total proceeds raised. Accordingly, the Company recorded $1,500 of organizational costs on the accompanying balance sheets, which is payable to Freedom Capital Investment Advisors. To the extent the Company is unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on behalf of the Company are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of the remaining $1,693,109 of these costs.

Under the investment advisory and administrative services agreement between the Company and Freedom Capital Investment Advisors, there will be no liability on the Company’s part for the offering or organization costs funded by Freedom Capital Investment Advisors or its affiliates until the Company has met the minimum offering requirement. At such time, Freedom Capital Investment Advisors will be entitled to receive 1.5% of gross proceeds raised in the Offering until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. The minimum reimbursement to Freedom Capital Investment Advisors for such fees is expected to be $15,000 assuming the minimum offering requirement is satisfied.

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

Expense Reimbursement

Pursuant to the Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”), Freedom Capital Investment Advisors has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company makes, including preferred and common equity investments, may generate distributions to it that are treated for tax purposes as a return of capital, a portion of these distributions to stockholders may exceed the Company’s earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, Freedom Capital Investment Advisors will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the Expense Reimbursement Agreement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the Expense Reimbursement Agreement, the Company will have a conditional obligation to reimburse Freedom Capital Investment Advisors for any amounts funded by Freedom Capital Investment Advisors under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Freedom Capital Investment Advisors funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse Freedom Capital Investment Advisors for expense support payments made by Freedom Capital Investment Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of the Company’s common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of the Company’s common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Freedom Capital Investment Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Freedom Capital Investment Advisors made during the same fiscal year) and (ii) the Company will not reimburse Freedom Capital Investment Advisors for expense support payments made by Freedom Capital Investment Advisors if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Freedom Capital Investment Advisors made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP, for investment companies.

The Company or Freedom Capital Investment Advisors may terminate the Expense Reimbursement Agreement at any time. Freedom Capital Investment Advisors has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to the Company’s income.

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

Note 4. Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the date that the Company achieves the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. In months in which the Company repurchases shares, it will generally conduct repurchases on the same date that it holds its first monthly closing for the sale of shares in the Offering. Any offer to repurchase shares will be conducted solely through tender offer materials mailed to each stockholder.

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

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will limit the number of shares to be repurchased in any calendar year to 10.0% of the number of shares outstanding in the prior calendar year, or 2.5% at the end of the prior quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which the Company repurchases shares pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first monthly closing for the sale of shares in the Offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program, upon 30 days’ notice.

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

Note 6. Subsequent Events

The Company has evaluated subsequent events from June 30, 2016 through the date the financial statements were available to be issued, August 12, 2016, and has determined that there are no items to disclose.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $1.0 million, or the minimum offering requirement, pursuant to an offering to sell up to $500,000,000 in shares of common stock at an initial offering price of $10.00 per share by September 9, 2016. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement for this offering effective on September 9, 2015, however, as of June 30, 2016 the minimum offering requirement of $1.0 million had not been achieved. We are a newly organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code.

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

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of our Offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we satisfy the minimum offering requirement, gross subscription funds will total at least $1,100,000. Subsequent to satisfying the minimum offering requirement, we will sell our shares on a continuous basis at an initial offering price of $10.00 and thereafter will accept subscriptions on a continuous basis and issue shares at monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. In connection with each monthly closing on the sale of shares in our Offering, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

Prior to investing in securities of portfolio companies, we will invest the net proceeds from our Offering and from any sales and paydowns of investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intention to be taxed as a RIC.

We intend to borrow funds to make investments, including before we have fully invested the proceeds from our Offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will then calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our Offering. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our Offering, including any fees payable to Freedom Capital Investment Advisors. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.

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

The Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) pursuant to which Freedom Capital Investment Advisors has agreed to waive its fees and reimburse certain of our expenses is intended to prevent our distributions from being comprised of offering proceeds and borrowings so that our distributions will not constitute return of capital for GAAP. Freedom Capital Investment Advisors is under no obligation to waive its fees and reimburse certain of our expenses to prevent our distributions from constituting return of capital for tax purposes.

We expect that for a period of time following commencement of the Offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Freedom Capital Investment Advisors and its affiliates, including through the waiver of certain investment advisory fees by Freedom Capital Investment Advisors, that may be subject to repayment by us within three years. The purpose of the Expense Reimbursement Agreement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Freedom Capital Investment Advisors continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Freedom Capital Investment Advisors or its affiliates will reduce the distributions that you would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Freedom Capital Investment Advisors and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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
18

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. As of June 30, 2016, we had incurred organization costs of $46,064, which were paid on our behalf by Freedom Capital Investment Management LLC. These costs are expensed as incurred but, together with offering costs, are limited to 1.5% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on our behalf are more than 1.5% of total proceeds at the end of the offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of these costs. To date, $1,500 of these costs have been expensed.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement on Form N-2 relating to the public Offering. Once we achieve the minimum offering requirement these costs will be capitalized and amortized as an expense on a straight-line basis over a twelve month period. During the period from June 19, 2014 (Inception) to June 30, 2016, we had incurred offering costs of $1,648,545, which were paid on our behalf by Freedom Capital Investment Management LLC. Offering costs, together with organization costs, are limited to 1.5% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on our behalf are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of these costs. To date, we have recorded no deferred charge on our balance sheet since the aggregate amount of organization and offering costs exceeds the limitation.

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

Freedom Capital Investment Management LLC, an affiliate of Freedom Capital Investment Advisors, funded offering costs and organization costs in the amount of $1,694,609. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by Freedom Capital Investment Advisors or its affiliates until we have met the minimum offering requirement. At such time, Freedom Capital Investment Advisors will be entitled to receive 1.5% of gross proceeds raised in the Offering until all offering costs and organization costs funded by Freedom Capital Investment Advisors or its affiliates have been recovered. The minimum reimbursement to Freedom Capital Investment Advisors for such fees is $15,000 assuming we are able to raise $1,000,000 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement. The dealer manager for our continuous public offering is Democracy Funding LLC, which is one of our affiliates. Under the dealer manager agreement among us, Freedom Capital Investment Advisors and Democracy Funding LLC, Democracy Funding LLC will be entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers.

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

Potential Conflicts of Interest

Freedom Capital Investment Advisors’ senior management team may in the future be involved in advising future investment funds. It is possible that some investment opportunities will be provided to such potential future investment funds rather than to us.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three and six-month periods ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2016.

Freedom Capital Corporation

By:	/s/ Jeffrey M McClure
Jeffrey M McClure Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert F. Amweg
Robert F. Amweg Chief Financial Officer (Principal Financial and Accounting Officer)

