Form 10-Q
period 2016-09-30
Freedom Capital Corp/MD
filed 2016-11-14
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 11,111 shares of the registrant’s common stock outstanding as of November 14, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Freedom Capital Corporation

Balance Sheets

	As of
	September 30, 2016	As of
	(Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$100,000	$100,000
Total assets	$100,000	$100,000

Liabilities and Stockholder Equity
Liabilities
Organization costs payable	$1,500	$1,500
Total liabilities	$1,500	$1,500

Commitments and contingencies ($1,739,673 and $1,431,801, respectively) – See Note 3

Stockholder Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 550,000,000 shares authorized, 11,111 shares issued and outstanding	11	100
Capital in excess of par value	99,989	99,900
Accumulated loss	(1,500)	(1,500)
Total stockholder equity	98,500	98,500
Total liabilities and stockholder equity	$100,000	$100,000
Net asset value per share of common stock at period end	$8.87	$8.87

See notes to financial statements

Freedom Capital Corporation

Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating expenses
Organization costs	$-	$-	$-	$-
Net increase in net assets resulting from operations	$-	$-	$-	$-

Per share information—basic and diluted
Net increase in net assets resulting from operations	$-	$-	$-	$-
Weighted average shares outstanding	11,111	11,111	11,111	11,111

See notes to financial statements

4

Freedom Capital Corporation

Unaudited Statements of Changes in Net Assets

	Nine Months Ended September 30,
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

See notes to financial statements

Freedom Capital Corporation

Notes to Financial Statements (Unaudited)

Note 1. Principal Business and Organization

Freedom Capital Corporation (the “Company”), was incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $1.0 million (the “Minimum Offering Requirement”), pursuant to an offering to sell up to $500,000,000 in shares of common stock at an initial offering price of $10.00 per share by June 30, 2017. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement on Form N-2 (SEC File No. 333-202461) (the “Registration Statement”) for this offering effective on September 9, 2015. On September 14, 2016, the Company extended the time by which it could achieve the Minimum Offering Requirement from September 14, 2016 to June 30, 2017. As of September 14, 2016, the Company had not accepted any subscriptions from investors or placed any investor funds into the escrow account maintained by UMB Bank, N.A. (the “Escrow Agent”). As of September 30, 2016, the Minimum Offering Requirement had not been achieved. The investment adviser of the Company is Freedom Capital Investment Advisors LLC (“Freedom Capital Investment Advisors”). Freedom Capital Investment Advisors is an unregistered private investment advisory firm that intends to register as an investment adviser with the SEC at such time as it has at least $25 million in assets under management. Freedom Capital Investment Advisors is an affiliate of the Company.

The Company is offering for sale a maximum of $500,000,000 in shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share (including the maximum allowed to be charged for commissions and fees), on a “best efforts” basis, pursuant to the Registration Statement (the “Offering”) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

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

The Company was not operational as of and for the period ended September 30, 2016. Therefore, no trading activity had taken place.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Statement of Cash Flows: The Company has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. As of and for the period ended September 30, 2016, the Company held no investments, the Company carried no debt and the Company’s financial statements include a statement of changes in net assets.

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

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the period from June 19, 2014 (Inception) to September 30, 2016, the Company incurred organization costs of $46,064, which were funded on behalf of the Company by Freedom Capital Investment Management LLC (“FCIM”), an affiliate of Freedom Capital Investment Advisors. Organization costs, together with offering costs, are limited to 1.5% of total proceeds raised (the “Limit”) and are not due and payable to Freedom Capital Investment Advisors to the extent they exceed that amount. The Company recorded the maximum amount payable under the Limit of $1,500 at December 31, 2014 and accordingly, the Company has recorded $0 of organizational costs on the accompanying statement of operations in 2016 and 2015. To the extent the Company is unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on behalf of the Company are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of those costs (see Note 3).

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement relating to the Offering. Once the Company achieves the Minimum Offering Requirement, these costs will be capitalized and amortized as an expense on a straight-line basis over a twelve month period. During the period from June 19, 2014 (Inception) to September 30, 2016, the Company had incurred offering costs of $1,695,109, which were funded on behalf of the Company by FCIM. Offering costs, together with organization costs, are limited to 1.5% of total proceeds raised and are not due and payable to Freedom Capital Investment Advisors to the extent they exceed that amount. No offering costs have been recorded on the accompanying balance sheet as of September 30, 2016 since the aggregate amount of organization and offering costs exceeds the Limit (see Note 3).

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

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. As of September 30, 2016, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. During the period from January 1, 2016 to September 30, 2016, the Company did not incur any interest or penalties.

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

FCIM has funded the Company’s offering costs and organization costs in the amount of $1,741,173 for the period from June 19, 2014 (Inception) to September 30, 2016. Currently, the cumulative aggregate amount of $1,741,173 of organization and offering costs exceeds 1.5% of total proceeds raised. Accordingly, the Company recorded $1,500 of organizational costs payable on the accompanying balance sheets, which is payable to Freedom Capital Investment Advisors. To the extent the Company is unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on behalf of the Company are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of the remaining $1,739,673 of these costs.

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

Capital Contribution by FCIM

FCIM has contributed an aggregate of $100,000 to purchase approximately 11,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. FCIM will not tender these shares of common stock for repurchase as long as FCIM remains an affiliate of Freedom Capital Investment Advisors.

Expense Reimbursement

Pursuant to the Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”), Freedom Capital Investment Advisors has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that (i) no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings and/or (ii) to reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its investment income. However, because certain investments the Company makes, including preferred and common equity investments, may generate distributions to it that are treated for tax purposes as a return of capital, a portion of these distributions to stockholders may exceed the Company’s earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, Freedom Capital Investment Advisors will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the Expense Reimbursement Agreement is not to prevent tax-advantaged distributions to stockholders.

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

Note 6. Subsequent Events

The Company has evaluated subsequent events from September 30, 2016 through the date the financial statements were available to be issued, November 14, 2016, and has determined that there are no items to disclose, except for the following.

On October 12, 2016, FCIM entered into a letter agreement (the “Letter Agreement”) with First Capital Real Estate Investments, LLC (“First Capital”), whereby First Capital agreed to cover specified obligations of FCIM and Democracy Funding LLC (“Democracy Funding”), the Company’s affiliated dealer manager in the Offering, including expenses incurred in connection with the Offering, in exchange for a non-controlling ownership interest in FCIM and Democracy Funding. The Letter Agreement also states that First Capital will provide broker-dealer personnel to Democracy Funding, subject to such personnel passing customary and appropriate background and due diligence checks conducted by Democracy Funding, to assist the Company in raising capital in the Offering. Pursuant to the Letter Agreement, First Capital was granted the option to acquire a controlling interest in FCIM and Democracy Funding upon the occurrence of certain specified events, including, but not limited to, continuing compliance with the terms of the Letter Agreement for six (6) months following the date the Letter Agreement was executed. First Capital is not otherwise affiliated with the Company, FCIM or Democracy Funding.

On November 9, 2016, the Company executed the Amended and Restated Expense Support and Conditional Reimbursement Agreement. See Note 3, “Related Party Transactions—Expense Reimbursement” for a description of the Amended and Restated Expense Support and Conditional Reimbursement Agreement.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and will commence operations upon raising $1.0 million (the “Minimum Offering Requirement”), pursuant to an offering to sell up to $500,000,000 in shares of common stock at an initial offering price of $10.00 per share by June 30, 2017. The U.S. Securities and Exchange Commission (the “SEC”) declared our registration statement on Form N-2 (SEC File No. 333-202461) (the “Registration Statement”) for this offering effective on September 9, 2015. On September 14, 2016, we extended the time by which we can achieve the Minimum Offering Requirement from September 14, 2016 to June 30, 2017. As of September 14, 2016, we had not accepted any subscriptions from investors or placed any investor funds into the escrow account maintained by UMB Bank, N.A. (the “Escrow Agent”). As of September 30, 2016, the Minimum Offering Requirement had not been achieved. Our investment adviser is Freedom Capital Investment Advisors LLC (“Freedom Capital Investment Advisors”). Freedom Capital Investment Advisors is an unregistered private investment advisory firm that intends to register as an investment adviser with the SEC at such time as it has at least $25 million in assets under management. Freedom Capital Investment Advisors is an affiliate of the Company.

We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Pursuant to the Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”), Freedom Capital Investment Advisors has agreed to reimburse us for expenses in an amount that is sufficient to ensure that (i) no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings and/or (ii) to reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our investment income. However, because certain investments we make, including preferred and common equity investments, may generate distributions to us that are treated for tax purposes as a return of capital, a portion of these distributions to stockholders may exceed our earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, Freedom Capital Investment Advisors will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the Expense Reimbursement Agreement is not to prevent tax-advantaged distributions to stockholders.

We expect that for a period of time following commencement of the Offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Freedom Capital Investment Advisors and its affiliates, including through the waiver of certain investment advisory fees by Freedom Capital Investment Advisors, that may be subject to repayment by us within three years. One of the purposes of the Expense Reimbursement Agreement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Freedom Capital Investment Advisors continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Freedom Capital Investment Advisors or its affiliates will reduce the distributions that you would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Freedom Capital Investment Advisors and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The determination of the tax attributes of our distributions will be made annually as of the end of each fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on Form 1099-DIV.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. As of September 30, 2016, we had incurred organization costs of $46,064, which were paid on our behalf by Freedom Capital Investment Management LLC (“FCIM”). These costs are expensed as incurred but, together with offering costs, are limited to 1.5% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on our behalf are more than 1.5% of total proceeds at the end of the offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of these costs. To date, $1,500 of these costs have been expensed.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Registration Statement relating to the Offering. Once we achieve the Minimum Offering Requirement these costs will be capitalized and amortized as an expense on a straight-line basis over a twelve month period. During the period from June 19, 2014 (Inception) to September 30, 2016, we had incurred offering costs of $1,695,109, which were paid on our behalf by FCIM. Offering costs, together with organization costs, are limited to 1.5% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by Freedom Capital Investment Advisors or its affiliates on our behalf are more than 1.5% of total proceeds at the end of the Offering, Freedom Capital Investment Advisors will forfeit the right to reimbursement of these costs. To date, we have recorded no deferred charge on our balance sheet since the aggregate amount of organization and offering costs exceeds the limitation.

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

Pursuant to the investment advisory and administrative services agreement, Freedom Capital Investment Advisors oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. Freedom Capital Investment Advisors also performs or oversees the performance of our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, Freedom Capital Investment Advisors assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse Freedom Capital Investment Advisors for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement will be the lesser of (1) Freedom Capital Investment Advisors’ actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Freedom Capital Investment Advisors will be required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to Freedom Capital Investment Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

FCIM, an affiliate of Freedom Capital Investment Advisors, funded offering costs and organization costs in the amount of $1,741,173. Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by Freedom Capital Investment Advisors or its affiliates until we have met the Minimum Offering Requirement. At such time, Freedom Capital Investment Advisors will be entitled to receive 1.5% of gross proceeds raised in the Offering until all offering costs and organization costs funded by Freedom Capital Investment Advisors or its affiliates have been recovered. The minimum reimbursement to Freedom Capital Investment Advisors for such fees is $15,000 assuming we are able to raise $1,000,000 in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the Minimum Offering Requirement. The dealer manager for our continuous public offering is Democracy Funding LLC, which is one of our affiliates. Under the dealer manager agreement among us, Freedom Capital Investment Advisors and Democracy Funding LLC, Democracy Funding LLC will be entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers.

Capital Contribution by FCIM

In December 2014, pursuant to a private placement, FCIM contributed an aggregate of $100,000, which was used in its entirety to purchase approximately 11,111.110 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. FCIM has agreed not to tender these shares for repurchase as long as it remains an affiliate of Freedom Capital Investment Advisors.

Potential Conflicts of Interest

Freedom Capital Investment Advisors’ senior management team may in the future be involved in advising future investment funds. It is possible that some investment opportunities will be provided to such potential future investment funds rather than to us.

Expense Reimbursement Agreement

Pursuant to the Expense Reimbursement Agreement, Freedom Capital Investment Advisors has agreed to reimburse us for expenses in an amount that (i) no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings and/or (ii) to reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our investment income.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K, filed with the SEC on March 18, 2016, except for the following,

We did not satisfy the original terms of the Minimum Offering Requirement, which required that we raise at least $1,000,000 in gross proceeds from the sale of shares in this offering in order to break escrow and commence operations by September 14, 2016. Our board of directors unanimously approved extending the time period by which we must satisfy the Minimum Offering Requirement in order to break escrow and commence operations to June 30, 2017. There can be no assurance that we will be able to raise the necessary capital to satisfy the Minimum Offering Requirement within such timeframe. Even if we satisfy the Minimum Offering Requirement within this timeframe, we will incur additional expenses that could materially impact our financial position and results of operations.

We did not satisfy the original terms of the Minimum Offering Requirement, which required that we raise at least $1,000,000 in gross proceeds from the sale of shares in this offering in order to break escrow and commence operations by September 14, 2016.  As of the date hereof, we have not accepted any subscriptions from investors or placed any investor funds into the escrow account we have with our escrow agent. Our sponsor is currently negotiating a term sheet with a third party that, if consummated, is expected to provide significant capital to our sponsor and our dealer manager, in exchange for ownership interests in our sponsor and dealer manager.  While the specific terms of this transaction have not been finalized, we expect that the transaction will result in additional personnel at our dealer manager as well as one or more selling agreements with selected broker-dealers to sell our shares.  There can be no assurance that the proposed transaction will be completed on terms favorable to us or at all.

In order to provide our sponsor with the necessary time to continue negotiations with the third party, we received unanimous approval from our board of directors to extend the time period by which we must satisfy the Minimum Offering Requirement in order to break escrow and commence operations. On September 14, 2016, our board of directors approved extending the Minimum Offering Requirement to June 30, 2017.  The other terms of the Minimum Offering Requirement have not changed.  If we do not raise at least $1,000,000 in gross proceeds from the sale of shares in this offering by June 30, 2017, we will promptly return all funds in the escrow account (including interest), and we will stop offering shares.

There can be no assurance that we will satisfy the Minimum Offering Requirement prior to June 30, 2017 even if the proposed transaction takes place. Even if we satisfy the Minimum Offering Requirement within this timeframe, we will incur additional expenses that could materially impact our financial position and results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2016.

Freedom Capital Corporation

By:	/s/ Jeffrey M McClure
Jeffrey M McClure Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert F. Amweg
Robert F. Amweg Chief Financial Officer (Principal Financial and Accounting Officer)

