Form 10-K
period 2016-12-31
First Capital Investment Corp
filed 2017-04-14
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-01137

First Capital Investment Corporation

(formerly Freedom Capital Corporation)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting a continuous public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $10.00 per share with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share. As of June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, there were 0 shares of common stock held by non-affiliates.

There were approximately 624,364 shares of the Registrant’s common stock outstanding as of March 31, 2017.

PART I

Item 1.	Business.

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we”, “us”, “our” and the “Company” refer to First Capital Investment Corporation (formerly Freedom Capital Corporation), a Maryland corporation; and

•	“FCIC Advisors” refers to FCIC Advisors LLC (formerly Freedom Capital Investment Advisors LLC), a Delaware limited liability company that serves as our investment adviser.

Organization

First Capital Investment Corporation (formerly Freedom Capital Corporation) was incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and commenced operations upon raising $1.0 million (the “Minimum Offering Requirement”), pursuant to an offering to sell up to $500,000,000 in shares of common stock at an initial offering price of $10.00 per share on February 16, 2017. The U.S. Securities and Exchange Commission (the “SEC”) declared our registration statement on N-2 (SEC File No. 333-202461) (the “Registration Statement”) for our initial public offering effective on September 9, 2015. FCIC Advisors LLC (formerly Freedom Capital Investment Advisors LLC) (“FCIC Advisors”) is an affiliate of ours and serves as our investment adviser pursuant to the Investment Advisory and Administrative Services Agreement (the “Investment Advisory Agreement”). FCIC Advisors is an unregistered private investment advisory firm that intends to register as an investment adviser with the SEC at such time as it has at least $25 million in assets under management.

We are offering for sale a maximum of $500,000,000 in shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share (including the maximum allowed to be charged for commissions and fees), on a “best efforts” basis, pursuant to the Registration Statement (the “Offering”) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

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

We were not operational as of and for the year ended December 31, 2016. Therefore, no trading activity had taken place.

Recent Developments

On March 28, 2017, Freedom Capital Investment Management LLC (“FCIM”), the entity that owns FCIC Advisors, and democracy Funding LLC, the dealer manager in our offering, entered into a Membership Interest Purchase Agreement with First Capital Real Estate Investments, LLC (“FCREI”) whereby FCREI agreed to acquire all of the membership units of FCIM and Democracy Funding in exchange for a secured promissory note payable over time. FCREI is controlled by Suneet Singal, who was appointed Chairman of our board of directors following the execution of the Membership Interest Purchase Agreement. The acquisition of FCIM closed on April 3, 2017.

In anticipation of the closing of the acquisition of FCIM, Jeffrey McClure resigned as President, Chief Executive Officer and Chairman of our board of directors effective March 30, 2017. In addition, Liam Coakley, David Duhamel, Keith Hall and Steven Looney also resigned from our board of directors on March 30, 2017 and were replaced by Dr. Bob Froehlich and Frank Grant, both of whom are independent of us, FCIC Advisors and FCREI. Pat Clemens was appointed by the board of directors to replace Mr. McClure as our President and Chief Executive Officer and Suneet Singal was appointed to the board of directors as an interested director and named Chairman of the board of directors.

Upon the closing of the acquisition of FCIM by FCREI on April 3, 2017, there was a change in control of FCIC Advisors, which resulted in an “assignment,” as that term is used in the 1940 Act, of the investment advisory and administrative services agreement between us and FCIC Advisors (the “Advisory Agreement”). Section 15 of the 1940 Act requires, among other things, that any investment advisory agreement provide for its automatic termination in the event of its “assignment.” In anticipation of the termination of the Advisory Agreement, our board of directors held an in-person meeting on March 31, 2017 at which it approved an interim investment advisory agreement (the “Interim Advisory Agreement”) with FCIC Advisors, as permitted by Rule 15a-4 of the 1940 Act, on substantially the same terms as the Advisory Agreement. The Interim Advisory Agreement is effective for 150 days from the date of the termination of the Advisory Agreement. Our board of directors will submit a new investment advisory and administrative services agreement, which is identical in all material respects to the Advisory Agreement and the Interim Advisory Agreement, for stockholder approval at our 2017 annual meeting of stockholders. If approved by our stockholders, the new investment advisory and administrative services agreement will have a one-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

In addition, the Membership Interest Purchase Agreement also provides for the acquisition by FCREI of The Bear Companies, an entity controlled by Mr. McClure and his wife, which owns Democracy Funding LLC, the dealer manager in our public offering. The acquisition of The Bear Companies is contingent upon approval of the change in control of Democracy Funding by FINRA. No application has been submitted to FINRA at this time, and there can be no assurance as to whether FINRA will approve the change in control on the terms contemplated by the Membership Interest Purchase Agreement.

Since the material terms of the Advisory Agreement and the Interim Advisory Agreement are identical, we use the term “Advisory Agreement” in this prospectus to include both agreements.

FCIC Advisors’ senior management team has experience in lending, private equity and real estate investing and has expertise in investing at all levels of the capital structure to provide attractive returns to investors. The team has knowledge of the managerial, operational and regulatory requirements of highly regulated entities including banks, REITs, BDCs and registered broker dealers.

All investment decisions require majority approval of FCIC Advisors’ investment committee, which currently consists of Pat Clemens, Suneet Singal and Tony Arostegui. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews the compensation we pay to FCIC Advisors, to determine that the provisions of the Advisory Agreement are carried out.

Overview of Our Business

We are a recently organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under the Code.

We are managed by FCIC Advisors. We intend to provide customized financing solutions to small- and middle-market U.S. companies through directly originated loans, equity investments, and to a lesser extent, participating in syndicated transactions. We believe these opportunistic investments will arise due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community.

We intend to make investments by directly sourcing investment opportunities through the origination of loans to small- and middle-market U.S. companies. Such directly originated loans will be structured or made by us and will be privately negotiated directly with the target company without an intermediary. Such opportunities are generally not available to the broader market. Directly originated loans can provide companies with a reliable source of funds for growth, acquisitions, recapitalization and refinancing. We believe that directly originated loans may offer higher returns and more favorable protections than broadly syndicated transactions.

We also intend to make opportunistic equity investments. Through such opportunistic equity investments, we intend to identify and capitalize on market price inefficiencies by investing in equity securities where we believe the value of such securities reflects a lower value than what the fundamentals of the target company represent based on our fundamental analysis of the company and the broader investment market as a whole. We will seek to allocate capital to companies that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment.

Our investment objectives are to generate current income and long-term capital appreciation. We will seek to meet our investment objectives by:

•	Utilizing the experience and expertise of the management team of FCIC Advisors, which has significant experience in identifying, screening, structuring and executing debt and equity transactions for middle-market companies.

•	Investing in directly originated debt and equity financings in addition to syndicated and traded transactions.

•	Focusing on investments in a broad array of private U.S. small and middle-market companies that meet our investment objectives, which we define as companies with annual revenue of approximately $10 million to $2.5 billion at the time of investment. In the event that we invest in public companies, we will be limited to investing in such companies with capitalization of less than $250 million.

•	Investing primarily in established, stable enterprises with a history of operations and positive cash flows and maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio.

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, second lien secured loans, subordinated debt, common equity and preferred equity of private U.S. small and middle-market companies. We may purchase interests in loans and equity through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments, through a co-investment with a financial sponsor, such as an institutional investor or private equity firm, or through a direct investment. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, collateralized loan obligations, or CLOs, and other debt securities. Once we raise a significant amount of proceeds from our offering, we expect that our investments will generally range between $2 million and $15 million each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FCIC Advisors, subject to oversight by our board of directors. Prior to raising significant amounts of capital, we may make smaller investments due to liquidity constraints.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FCIC Advisors in transactions originated by FCIC Advisors or its affiliates unless we obtain an exemptive order from the SEC. We presently do not have exemptive relief under the 1940 Act to engage in such co-investments. Consequently, any co-investments we make with one or more accounts managed by FCIC Advisors or any of its affiliates will be made in accordance with existing regulatory guidance and the allocation policies of FCIC Advisors and its affiliates, as applicable. However, we will be permitted to, and may, co-invest in syndicated deals and secondary market transactions where price is the only negotiated point.

Subject to the 1940 Act restrictions on co-investments with affiliates, FCIC Adviser will offer us the right to participate in all investment opportunities, including co-investing in syndicated deals and secondary market transactions where price is the only negotiated point, that it determines are appropriate for us in view of our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that, in accordance with FCIC Advisors’ code of ethics and allocation policies, we might not participate in each individual opportunity but will, on an overall basis, be entitled to participate fairly and equitably with other accounts sponsored or managed by FCIC Advisors and its affiliates.

To seek to enhance our returns, we intend in the future to employ leverage as market conditions permit and at the discretion of FCIC Advisors, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. We do not intend to employ leverage within the first year after we commence the Offering.

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

We do not currently intend to list our shares on an exchange and do not expect a public market to develop for them in the foreseeable future. We intend to seek to complete a liquidity event within five years following the completion of our offering stage; however, the offering period may extend for an indefinite period. Accordingly, you should consider that you might not have access to the money you invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. We can continue the Offering indefinitely and/or commence a new offering which would have the effect of postponing indefinitely the completion of our offering stage. In addition, shares of BDCs listed on a national securities exchange frequently trade at a discount to net asset value. If we determine to pursue a listing of our shares on a national securities exchange, stockholders, including those who purchase shares at the offering price, may experience a loss on their investment if they sell their shares at a time when our shares are trading at a discount to net asset value. This risk is separate and distinct from the risk that our net asset value will decrease. There can be no assurance that we will be able to complete a liquidity event.

Investment Strategy

Our principal focus will be to invest at all levels of the private company capital structure, including senior secured loans, second lien secured loans, subordinated loans, and preferred and common equity of private U.S. small and middle-market companies. We may purchase interests in loans and equity through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments, through a co-investment with a financial sponsor, such as an institutional investor or private equity firm, or through a direct investment. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, collateralized loan obligations, or CLOs, and other debt securities. Once we raise a significant amount of proceeds from our offering, we expect that our investments will generally range between $2 million and $15 million each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FCIC Advisors, subject to oversight by our board of directors. Prior to raising significant amounts of capital, we may make smaller investments due to liquidity constraints.

When identifying prospective portfolio companies, we intend to focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•	Leading, defensible market positions. We intend to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We will seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

•	Investing in stable companies with positive cash flow. We intend to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.

•	Proven management teams. We intend to focus on companies that have experienced management teams with an established track record of success. We will typically require our portfolio companies to have proper incentives in place to align management’s goals with ours.

•	Private equity sponsorship. We intend to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. FCIC Advisors’ management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms that commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protection for our investments.

•	Allocation among various issuers and industries. We will seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•	Viable exit strategy. We intend to invest a portion of our assets in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. For any investments that are not able to be sold within this market, we intend to focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains

Potential Competitive Strengths

We believe that we offer our investors the following potential competitive strengths:

Seasoned investment professionals. We believe that the breadth and depth of the experience of FCIC Advisors’ senior management team will provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

The senior management team of FCIC Advisors has extensive experience in financial services, investment banking and alternative asset management, primarily related to small and middle-market companies. These team members have managed or advised numerous asset management platforms, including REITs and specialty finance companies, such as private equity funds. Senior management members have also served as directors on the boards of various asset management firms.

Long-term investment horizon. We believe our long-term investment horizon will give us great flexibility, which we believe will allow us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we are not required to return capital to our stockholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which will allow us to invest using a longer-term focus, will provide us with the opportunity to increase total returns on invested capital compared to other private company investment vehicles.

Disciplined investment philosophy. FCIC Advisors intends to employ an investment approach focused on long-term credit performance and capital appreciation. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

Investment expertise across all levels of the corporate capital structure. FCIC Advisors believes that its broad expertise and experience investing at all levels of a company’s capital structure will enable us to manage risk while affording us the opportunity for significant returns on our investments. We will attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

Operating and Regulatory Structure

Our investment activities are managed by FCIC Advisors and supervised by our board of directors, a majority of whom are independent. Under the Investment Advisory Agreement, we have agreed to pay FCIC Advisors a base management fee based on our average monthly gross assets as well as incentive fees based on our performance.

FCIC Advisors oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FCIC Advisors also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FCIC Advisors assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We will reimburse FCIC Advisors for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement will be the lesser of (1) FCIC Advisors’ actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FCIC Advisors will be required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to FCIC Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FCIC Advisors for any services for which it will receive a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FCIC Advisors.

We have contracted with Vigilant Compliance, LLC, a full service compliance firm serving mutual funds and the investment industry, to provide us with a chief compliance officer and a chief financial officer.

See “—Recent Developments” for a discussion of recent events that changed our operation structure.

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

FCIC Advisors will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Senior secured debt is situated at the top of the capital structure, and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and finally common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We will rely on FCIC Advisors’ experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of two to four years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 3.0% and 7.0% over a standard benchmark, such as the prime rate or LIBOR.

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

Subordinated Debt

In addition to senior secured and second lien secured loans, we also may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to senior secured loans and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating current yield of 6.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be structured to include payment in kind, or PIK components.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be of high quality. We may also invest in preferred or common equity of private, closely-held companies that we believe are under-valued or under-appreciated opportunities where our experience and capital can aid in enhancing enterprise value within our target investment time horizon. In addition, we typically will receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities consisting primarily of warrants or other equity interests. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 20%. There can be no assurance that any preferred or common equity investment that we make will generate such returns.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act; however, we expect that any such investments will constitute a small portion of our investment portfolio.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments if necessary in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we intend to invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national rating agencies. We believe that our targeted debt investments will be unrated or will carry ratings from a nationally recognized statistical ratings organization, or NRSRO, of below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation), which are often referred to as “junk” securities. To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by an NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

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

Investment Process

The investment professionals at FCIC Advisors have spent their careers identifying, evaluating, underwriting and capitalizing middle-market companies.

Sourcing

FCIC Advisors will seek to originate transactions through multiple channels. In addition to the decade long relationships with leading financial intermediaries including investment banks, commercial banks, private equity investors and other financial professionals, FCIC Advisors’ transaction team will seek to identify potential investment opportunities in companies to directly source transaction opportunities.

Evaluation

Initial Review. In its initial review of an investment opportunity, FCIC Advisors’ transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FCIC Advisors, within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk.

For the majority of securities available on the secondary market, a comprehensive analysis will be conducted and continuously maintained by a dedicated FCIC Advisors research analyst, the results of which are available for the transaction team to review. In the case of a primary transaction, FCIC Advisors will conduct detailed due diligence investigations as necessary.

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

When possible, the investment professionals of FCIC Advisors will seek to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

Execution

FCIC Advisors seeks to maintain a defensive approach toward its investment decisions by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio and (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments. The consummation of a transaction will require majority approval of the members of FCIC Advisors’ investment committee.

Monitoring

Portfolio Monitoring. FCIC Advisors will monitor our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FCIC Advisors will work closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the portfolio company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, FCIC Advisors will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a monthly and/or quarterly basis from our portfolio companies. FCIC Advisors will use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, FCIC Advisors will use an investment rating scale of 1 to 5 to characterize and monitor the expected level of returns on each investment in our portfolio. The following is a description of the conditions associated with each investment rating:

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

FCIC Advisors will continuously monitor and, when appropriate, will change the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors will review these investment ratings on a quarterly basis. In the event that our board of directors determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation. Concurrently, FCIC Advisors will also evaluate the opportunity to exit an investment, through a trade-sale or other liquidity event, opportunities that are outperforming where FCIC Advisors believes it can capitalize on a rise in the value of the business relative to our initial forecast and realize value for the benefit of investors.

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investments, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors will determine the fair value of such investments in good faith, utilizing the input of management, our valuation committee, FCIC Advisors and any other professionals or materials that our board of directors deems worthy and relevant independent third-party pricing services and independent third-party valuation firms, if applicable.

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FCIC Advisors will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FCIC Advisors will retain any fees paid for such assistance.

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

Staffing

We do not currently have any employees. Each of our executive officers, aside from our chief financial officer and our chief compliance officer is a principal, officer or employee of FCIC Advisors, which manages and oversees our investment operations. Neither our chief financial officer nor our chief compliance officer are affiliated with FCIC Advisors.

Code of Ethics

We and FCIC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy each code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is incorporated by reference to this Annual Report on Form 10-K, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and FCIC Advisors have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer, who also serves as the chief compliance officer of FCIC Advisors, is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to FCIC Advisors. The proxy voting policies and procedures of FCIC Advisors are set forth below. The guidelines are reviewed periodically by FCIC Advisors and our board of directors, including our non-interested directors, and, accordingly, are subject to change.

FCIC Advisors intends to register as an investment adviser with the SEC at such time as we have at least $25 million in assets under management or FCIC Advisors otherwise meets the requirements of being an SEC-registered investment adviser. FCIC Advisors has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the investment advisory clients of FCIC Advisors are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

FCIC Advisors will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although FCIC Advisors will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of FCIC Advisors are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how FCIC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information, without charge, regarding how FCIC Advisors voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, First Capital Investment Corporation, 1560 Wilson Boulevard, Suite 450, Arlington, VA 22209, or by calling us toll free at (877) 672-1776.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 of the Exchange Act, beginning with our fiscal year ending December 31, 2016, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes- Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and will engage our independent registered public accounting firm to audit our internal control over financial reporting.

Election to be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code but have not yet made the election. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our earnings and profits. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

Taxation as a RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any net income or net capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year,

(2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income realized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

To qualify as a RIC for federal income tax purposes, we must, among other things:

• continue to qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

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

• at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

• no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more certain “qualified publicly-traded partnerships,” or the Diversification Tests.

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

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

We intend to invest a portion of our net assets in below investment grade instruments (rated lower than ‘‘Baa3’’ by Moody’s Investors Service or lower than ‘‘BBB-’’ by Standard & Poor’s Corporation), which are often referred to as ‘‘junk’’ bonds. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary to seek to ensure that we distribute sufficient income so that we do not become subject to U.S. federal income or excise tax.

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

Risks Related to an Investment in Our Common Stock

FCIM and Democracy Funding recently entered into an agreement with FCREI, whereby FCREI agreed to acquire both FCIM and Democracy Funding. As a result of the execution of this agreement, there have been significant changes in the composition of our management team and our board of directors. There can be no assurance that the changes resulting from the agreement with FCREI will be beneficial to our stockholders.

On March 28, 2017, FCIM and Democracy Funding entered into a Membership Interest Purchase Agreement with FCREI, whereby FCREI agreed to acquire all of the membership units of FCIM and Democracy Funding in exchange for a secured promissory note payable over time. FCREI is controlled by Suneet Singal, who was appointed Chairman of our board of directors following the execution of the Membership Interest Purchase Agreement. The acquisition of FCIM closed on April 3, 2017.

In anticipation of the closing of the acquisition of FCIM, Jeffrey McClure resigned as president, chief executive officer and Chairman of our board of directors effective March 30, 2017. In addition, Liam Coakley, David Duhamel, Keith Hall and Steven Looney also resigned from our board of directors on March 30, 2017 and were replaced by Dr. Bob Froehlich and Frank Grant, both of whom are independent of us, FCIC Advisors and FCREI. Pat Clemens was appointed by the board of directors to replace Mr. McClure as our president and chief executive officer and Suneet Singal was appointed to the board of directors as an interested director and named Chairman of the board of directors. See “Management—Board of Directors and Executive Officers” for biographical information regarding Dr. Froehlich, Mr. Grant, Mr. Clemens and Mr. Singal.

In addition, the Membership Interest Purchase Agreement also provides for the acquisition by FCREI of The Bear Companies, an entity controlled by Mr. McClure and his wife, which owns Democracy Funding LLC, the dealer manager in this public offering. The acquisition of The Bear Companies is contingent upon approval of the change in control of Democracy Funding by FINRA. No application has been submitted to FINRA at this time, and there can be no assurance as to whether FINRA will approve the change in control on the terms contemplated by the Membership Interest Purchase Agreement.

FCIC Advisors has no prior experience managing a BDC or a RIC.

FCIC Advisors is a recently-formed entity and has no prior experience managing a BDC or a RIC. Upon the closing of the acquisition of FCIM by FCREI, FCIC Advisors will be controlled by FCREI. FCREI has no prior experience managing a BDC or a RIC. Therefore, FCIC Advisors may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. FCIC Advisors’ lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

The acquisition of FCIM, which resulted in a change in control of FCIC Advisors, terminated the Advisory Agreement. While our board of directors approved the Interim Advisory Agreement, as permitted by Rule 15a-4 of the 1940 Act, the Interim Advisory Agreement has a maximum term of 150 days. If our stockholders do not approve a replacement investment advisory agreement at our 2017 annual meeting of stockholders, we will be required to locate a new investment adviser, which may be time-consuming and costly and could hinder our fundraising.

Upon the closing of the acquisition of FCIM by FCREI on April 3, 2017, there was a change in control of FCIC Advisors, which resulted in an “assignment,” as that term is used in the 1940 Act, of the Advisory Agreement. Section 15 of the 1940 Act requires, among other things, that any investment advisory agreement provide for its automatic termination in the event of its “assignment.” In anticipation of the termination of the Advisory Agreement, our board of directors held an in-person meeting on March 31, 2017 at which it approved the Interim Advisory Agreement with FCIC Advisors, as permitted by Rule 15a-4 of the 1940 Act, on substantially the same terms as the Advisory Agreement. The Interim Advisory Agreement is effective for 150 days from the date of the termination of the Advisory Agreement. Our board of directors will submit a new investment advisory and administrative services agreement, which is identical in all material respects to the Advisory Agreement and Interim Advisory Agreement, for stockholder approval at our 2017 annual meeting of stockholders. If approved by our stockholders, the new investment advisory and administrative services agreement will have a one-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

If our stockholders do not approve a new investment advisory and administrative services agreement at our 2017 annual meeting of stockholders, the Interim Advisory Agreement will expire in August 2017. If we do not locate a replacement investment adviser by such time, it could adversely affect our ability to deploy proceeds raised in this offering pursuant to our investment objectives and could negatively impact our ability to raise capital. In addition, the process of locating a replacement investment adviser can be costly and time-consuming.

Our shares will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in the Offering, it is unlikely that you will be able to sell them and, if you are able to do so, it is unlikely that you will receive a full return of your invested capital.

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

There can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain and will not commence until the first full calendar quarter following the one-year anniversary of the date that we satisfied the minimum offering requirement.

The net asset value of our common stock may fluctuate significantly.

The net asset value of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC status (once obtained) or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

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

We are a recently-formed company and have a limited operating history.

We were formed on June 19, 2014 and did not commence operations until we satisfied the minimum offering requirement on February 16, 2017. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

Our continuous public offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing our shares.

FCIC Advisors has generally not identified, made or contracted to make investments on our behalf with the proceeds from our continuous public offering. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our shares. You must rely on FCIC Advisors to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because investors are not able to evaluate our investments in advance of purchasing our shares, our public offering may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” public offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. Even though we established a minimum size of our offering necessary for us to release funds from the escrow account and utilize subscription funds, such amount is not, by itself, sufficient for us to purchase a diversified portfolio of investments. To the extent that less than the maximum number of shares is subscribed for, the opportunity for the allocation of our investments among various issuers and industries may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Because the dealer manager is one of our affiliates, you will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a stockholder.

The dealer manager is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, you do not have the benefit of an independent review and investigation of the Offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

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

Beginning with the first full calendar quarter following the one year anniversary of the date that we satisfied our minimum offering requirement, we intend to offer to repurchase your shares on a quarterly basis. Only a limited number of shares will be repurchased, however, and, to the extent you are able to sell your shares under the repurchase program, you may not be able to recover the amount of your investment in those shares.

Beginning with the first full calendar quarter following the one year anniversary of the date that we satisfied our minimum offering requirement, we intend to commence tender offers to allow you to tender your shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will limit the number of shares to be repurchased in any calendar year to 10.0% of the number of shares outstanding at the end of the prior calendar year, or 2.5% at the end of the prior quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless you tender all of your shares, you must tender at least 25% of the number of shares you have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.

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

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for your shares in our offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell shares, which we expect will be 90% of the offering price in effect on the date of repurchase, may be lower than what you paid in connection with the purchase of shares in our offering.

In addition, in the event you choose to participate in our share repurchase program, you will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although you will have the ability to withdraw a repurchase request prior to the expiration date of such tender offer, to the extent you seek to sell shares to us as part of our share repurchase program, you will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

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

We may fund distributions from the uninvested proceeds of our continuous public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Further, distributions may be funded by expense payments or waivers of advisory fees that are subject to reimbursement pursuant to the Expense Reimbursement Agreement. Distributions from the proceeds of our continuous public offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our investors will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 550,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of FCIC Advisors. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Investors in the Offering will suffer immediate dilution.

After giving effect to the estimated offering and organizational expenses of $0.20 per share and the sales charges of $1.00 per share, our net asset value per share is estimated to be approximately $8.80 per share compared to a price of $10.00 per share in the Offering. Accordingly, investors purchasing shares in the Offering will pay a price per share of common stock that exceeds the estimated net asset value per share of common stock by $1.20 and will indirectly bear the offering and organizational expenses and the sales charges.

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

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

The Offering does not include an offering of preferred stock. However, under the terms of our articles of incorporation, our board of directors is authorized to issue shares of preferred stock in one or more series without stockholder approval, which could potentially adversely affect the interests of existing stockholders. In the event we issue preferred stock, this prospectus will be supplemented accordingly; however, doing so would not require a stockholder vote, unless we seek to issue preferred stock that is convertible into our common stock.

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

In addition, we intend to invest in securities that are rated below investment grade by rating agencies (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation) or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

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

Investments in small and middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us;

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of FCIC Advisors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of many of the companies in which we invest will not be publicly-traded or actively traded on the secondary market and, to the extent they are traded at all, will only trade on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FCIC Advisors to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make initial or additional investments in our portfolio companies.

It is possible that we will not be able to identify a sufficient number of attractive investment opportunities that meet our investment criteria. In this case, we may not achieve the investment returns we would have received if we had not applied our investment criteria to each available investment opportunity. In addition, we may not have the funds or ability to make additional investments in our portfolio companies. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

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

To the extent that we invest in original issue discount instruments, which is not contemplated as a principal part of our investment strategy, and the accretion of original issue discount constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;

•	For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•	The deferral of paid-in-kind, or PIK, interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to stockholders in order to maintain our RIC election;

•	PIK interest generates investment income and increases the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate; and

•	Original issue discount may create a risk of non-refundable cash payments to FCIC Advisors based on non-cash accruals that may never be realized.

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

Prior to the onset of the financial crisis that began in 2007, securitized investment vehicles, hedge funds and other highly leveraged non-bank financial institutions comprised the majority of the market for purchasing and holding senior and subordinated debt. As the trading price of the loans underlying these portfolios began to deteriorate beginning in the first quarter of 2007, we believe that many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, widespread redemption requests, and other constraints resulting from the credit crisis generating further selling pressure.

Conditions in the medium- and large-sized U.S. corporate debt market may experience similar or worse disruption or deterioration in the future, which may cause pricing levels to similarly decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by us, each of which could materially and adversely affect our business, results of operations and financial condition.

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. These and other conditions in the global financial markets and the global economy may result in adverse consequences for us and the companies we invest in, which could restrict our investment activities and impede our ability to effectively achieve their investment objectives.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or downgraded sovereign credit ratings of European countries or the Russian Federation, or their perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the U.S. Federal Reserve announced that it has terminated its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. It is unclear what effect, if any, the Federal Reserve’s termination of quantitative easing will have on the value of our investments. However, it is possible that without quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. The federal debt limit has been suspended since November 2, 2015. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on the ability of FCIC Advisors to manage and support our investment process. If FCIC Advisors were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we will depend on the investment expertise, skill and network of business contacts of FCIC Advisors. FCIC Advisors will evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of FCIC Advisors and its senior management team. The departure of any members of FCIC Advisors’ senior management team could have a material adverse effect on our ability to achieve our investment objectives.

Our ability to achieve our investment objectives will depend on FCIC Advisors’ ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FCIC Advisors’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FCIC Advisors may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FCIC Advisors may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Investment Advisory Agreement that FCIC Advisors has entered into with us has termination provisions that allows FCIC Advisors to terminate the agreement without penalty upon 120 days’ notice to us. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace FCIC Advisors. Furthermore, the termination of the Investment Advisory Agreement may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FCIC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FCIC Advisors fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks, on which it relies to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FCIC Advisors has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which, in turn, would reduce our net asset value.

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in significant reductions to our net asset value for a given period.

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

In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow. To the extent such distributions exceed our earnings, they may constitute a return of capital and will lower your tax basis in your shares. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FCIC Advisors.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire FCIC Advisors’ assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interest as a stockholder and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FCIC Advisors under the Investment Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by FCIC Advisors or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute your investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FCIC Advisors, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Individuals employed by FCIC Advisors and its affiliates may in the future perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our investments.

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

In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in the prospectus and may result in our investment focus shifting from the areas of expertise of FCIC Advisors to other types of investments in which FCIC Advisors may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

As a public company, we will be subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we will be subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting.

As a recently-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders. Furthermore, additional uncertainties surrounding the Dodd-Frank Act, its implementation, and enforcement persist as a result of the new presidential administration. Any changes in the laws or regulations or their interpretations could be materially adverse to investors in our common stock.

The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.

On April 8, 2016, the U.S. Department of Labor (the “DOL”) issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). Under the final regulation, a person is deemed to be providing investment advice if that person renders advice as to the advisability of investing in our shares, and that person regularly provides investment advice to the plan pursuant to a mutual agreement or understanding that such advice will serve as the primary basis for investment decisions, and that the advice will be individualized for the plan based on its particular needs. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President asked for additional review of this regulation; the results of such review are unknown. In response, on March 2, 2017, the DOL published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the DOL published a final rule extending for 60 days the applicability date of the final regulation.

The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

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

We may be prone to operational and information security risks resulting from breaches in cyber security. A breach may cause us to lose proprietary information, suffer data corruption, or lose operational capacity. Breaches in cyber security include, among other behaviors, stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other forms of cyber-attacks. Cyber security breaches affecting us, FCIC Advisors, financial intermediaries and other third-party service providers may adversely impact us. For instance, cyber security breaches may interfere with the processing of stockholder transactions, impact our ability to calculate net asset value, cause the release of private stockholder information or confidential business information, impede investment activities, subject us to regulatory fines or financial losses and/or cause reputational damage. We may also incur additional costs for cyber security risk management purposes.

Risks Related to FCIC Advisors and Its Affiliates

FCIC Advisors is not presently registered as an investment adviser with any state securities regulator or with the SEC.

At this time, FCIC Advisors is ineligible to register with the SEC under the Advisers Act because we are presently its only client and we currently have less than $25 million of assets under management. FCIC Advisors is also not registered as an investment adviser with any state securities regulator because of available exemptions to registration, or exclusions from investment adviser status, under applicable state laws and regulations. FCIC Advisors has agreed to perform its duties and obligations to us and otherwise conduct its business and operations as if it were registered as an investment adviser with the SEC under the Advisers Act. Among other things, FCIC Advisors has adopted a code of ethics and compliance policies and procedures that are comparable, in all material respects, with the compliance policies and procedures imposed on registered investment advisers. Nevertheless, FCIC Advisors is not subject to either state or SEC inspections or the regulatory requirements, including restrictions on conflicts of interest, under state or federal laws and regulations that it would be subject to as a registered investment adviser.

FCIC Advisors and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

FCIC Advisors and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and FCIC Advisors to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FCIC Advisors.

We may be obligated to pay FCIC Advisors incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

The Investment Advisory Agreement entitles FCIC Advisors to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FCIC Advisors incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FCIC Advisors is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

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

There may be conflicts of interest related to the obligations of the senior management and investment team of FCIC Advisors to our affiliates and to other clients.

The members of the senior management and investment team of FCIC Advisors serves or may serve as officers, directors, managers or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FCIC Advisors to manage our day-to-day activities and to implement our investment strategy. FCIC Advisors and certain of its affiliates may in the future be involved with activities which are unrelated to us. As a result of these activities, FCIC Advisors, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they may become involved, including the management of other entities affiliated with FCIC Advisors. FCIC Advisors and its employees will devote only as much of its or their time to our business as FCIC Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

There may be conflicts of interest related to the allocation of investment opportunities among FCIC Advisors or any of its affiliates.

Currently, FCIC Advisors does not engage in market transactions where order aggregation may arise, as FCIC Advisors does not presently have any client other than us but may have additional clients in the future that may have investment objectives similar to ours.

Subject to certain 1940 Act restrictions on co-investments with affiliates, FCIC Advisors may determine it appropriate for us and one or more other investment accounts managed by FCIC Advisors or an affiliate to participate in an investment opportunity. For example, we generally will not be permitted to co-invest with certain entities affiliated with FCIC Advisors in transactions originated by FCIC Advisors or an affiliate unless we obtain an exemptive order from the SEC. Moreover, we are not permitted to co-invest alongside FCIC Advisors or an affiliate. We presently do not have exemptive relief under the 1940 Act to engage in such co-investments. Consequently, any co-investments we make with one or more accounts managed by FCIC Advisors or an affiliate will be made in accordance with existing regulatory guidance and the allocation policies of FCIC Advisors and its affiliates. FCIC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. To the extent we are able to make co-investments with investment accounts managed by FCIC Advisors or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to us and other participating accounts. FCIC Advisors will also utilize its allocation policies if we co-invest with other clients of FCIC Advisors in transactions where price is the only negotiated point. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

The time and resources that individuals employed by FCIC Advisors devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FCIC Advisors are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FCIC Advisors nor individuals employed by FCIC Advisors are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

Our incentive fee may induce FCIC Advisors to make speculative investments.

The incentive fee payable by us to FCIC Advisors may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to FCIC Advisors will be determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee will be payable based upon our average monthly gross assets, which would include any borrowings for investment purposes, may encourage FCIC Advisors to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

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

We may in the future borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FCIC Advisors without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Risks Related to Debt Financing

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FCIC Advisors.

Changes in interest rates may affect our cost of capital and net investment income.

If we use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to FCIC Advisors with respect to pre-incentive fee net investment income.

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

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1560 Wilson Blvd., Suite 450, Arlington, VA 22209. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor FCIC Advisors is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against FCIC Advisors.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 31, 2017:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	550,000,000	—	624,364
Preferred Stock	50,000,000	—	—

As of March 31, 2017, there were 42 record holders of our common stock.

Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the date that we satisfied the minimum offering requirement, and on a quarterly basis thereafter, we intend to offer to repurchase shares on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. Under Maryland General Corporation Law, or the MGCL, except as provided in the following sentence, a Maryland corporation may not make a distribution to stockholders, including pursuant to our repurchase program, if, after giving effect to the distribution, (i) the corporation would not be able to pay its indebtedness in the ordinary course or (ii) the corporation’s total assets would be less than its total liabilities plus preferential amounts payable on dissolution with respect to preferred stock (unless our charter provides otherwise). Notwithstanding the foregoing, a corporation may make a distribution, including a repurchase, from: (i) the net earnings of the corporation for the fiscal year in which the distribution is made; (ii) the net earnings of the corporation for the preceding fiscal year; or (iii) the sum of the net earnings of the corporation for the preceding eight fiscal quarters. We will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchase shares, we will generally conduct repurchases on the same date that we hold our monthly closing for the sale of shares in the Offering. Any offer to repurchase shares will be conducted solely through tender offer materials mailed to each stockholder.

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

We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we will limit the number of shares to be repurchased in any calendar year to 10.0% of the number of shares outstanding at the end of the prior calendar year, or 2.5% at the end of the prior quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We intend to offer to repurchase such shares on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. FCIC Advisors will not receive any separate fees in connection with the repurchase of shares under our share repurchase program.

Distributions

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on a monthly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates, and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of our board of directors. For example, our board of directors may periodically declare stock distributions in order to reduce our net asset value per share if necessary to ensure that we do not sell shares at a price per share, after deducting selling commissions and dealer manager fees that is below our net asset value per share.

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from FCIC Advisors. We have not established limits on the amount of funds we may use from available sources to make distributions.

We expect that for a period of time following commencement of the Offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by FCIC Advisors and its affiliates, including through the waiver of certain investment advisory fees by FCIC Advisors, that may be subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings so that our distributions will not constitute returns of capital for generally accepted accounting principles purposes. FCIC Advisors is under no obligation to waive its fees and reimburse certain of our expenses to prevent our distributions from constituting returns of capital for tax purposes. You should understand that any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or FCIC Advisors continues to make such reimbursements or waivers of such fees. You should also understand that our future repayments of amounts reimbursed or waived by FCIC Advisors or its affiliates will reduce the distributions that you would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. FCIC Advisors and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

On a quarterly basis, we will send information to all stockholders of record regarding the sources of distributions paid to our stockholders in such quarter. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FCIC Advisors. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a non-taxable distribution) will be mailed to our stockholders.

Pursuant to the Expense Reimbursement Agreement, FCIC Advisors has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may exceed our earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, FCIC Advisors will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to provide tax-advantaged distributions to stockholders.

From time to time and not less than quarterly, FCIC Advisors must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our stockholders funds received by us which FCIC Advisors deems unnecessary for us to retain.

Under the Expense Reimbursement Agreement, FCIC Advisors will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the Expense Reimbursement Agreement, we will have a conditional obligation to reimburse FCIC Advisors for any amounts funded by FCIC Advisors under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FCIC Advisors funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by us to stockholders; provided, however, that (i) we will only reimburse FCIC Advisors for expense support payments made by FCIC Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FCIC Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FCIC Advisors made during the same fiscal year) and (ii) we will not reimburse FCIC Advisors for expense support payments made by FCIC Advisors if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time FCIC Advisors made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

We or FCIC Advisors may terminate the Expense Reimbursement Agreement at any time. FCIC Advisors has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.

The specific amount of expenses reimbursed by FCIC Advisors, if any, will be determined at the end of each quarter. Upon termination of the Expense Reimbursement Agreement by FCIC Advisors, FCIC Advisors will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse FCIC Advisors pursuant to the terms of the Expense Reimbursement Agreement shall survive the termination of such agreement by either party.

FCIC Advisors is controlled by our chairman, president and chief executive officer, Jeffrey McClure. There can be no assurance that the Expense Reimbursement Agreement will remain in effect or that FCIC Advisors will reimburse any portion of our expenses in future quarters.

We intend to make our ordinary distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. stockholders. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of our common stock under our distribution reinvestment plan.

In order to qualify as a RIC, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business—Taxation as a RIC.”

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

The following selected financial data for the year ended December 31, 2016 is derived from our financial statements, which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year ended December 31, 2016	Year ended December 31, 2015
Statements of operations data:
Total investment income	$--	$--
Expenses
Total expenses	--	--
Expenses waived or reimbursed by the Advisor	--	--

Net expenses	--	--

Net investment income	--	--
Net realized gain (loss) on investments	--	--
Net change in unrealized appreciation (depreciation) on investments	--	--

Net increase (decrease) in net assets resulting from operations	$--	$--

Per share information—basic and diluted:
Net increase (decrease) in net assets resulting from operations(1)	$--	$--

Balance sheet data:
Total assets	$100,000	$100,000

Total net assets	$98,500	$98,500

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of the companies in which we may invest;
•	the impact of the investments that we expect to make;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources, financing sources and working capital;
•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with FCIC Advisors or any of its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•	our use of financial leverage;
•	the ability of FCIC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of FCIC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC;
•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;
•	the effect of changes to tax legislation and our tax position; and
•	the tax status of the enterprises in which we may invest.

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

Organization

We were incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and commenced operations upon satisfying the terms of the Minimum Offering Requirement on February 16, 2017. The SEC declared our Registration Statement for our public offering effective on September 9, 2015. FCIC Advisors is an affiliate of ours and serves as our investment adviser pursuant to the Investment Advisory Agreement. FCIC Advisors is an unregistered private investment advisory firm that intends to register as an investment adviser with the SEC at such time as it has at least $25 million in assets under management.

We are offering for sale a maximum of $500,000,000 in shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share (including the maximum allowed to be charged for commissions and fees), on a “best efforts” basis, pursuant to the Registration Statement filed with the SEC under the Securities Act.

We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, and that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code.

We were not operational as of and for the period ended December 31, 2016. Therefore, no trading activity had taken place.

Recent Developments

On March 28, 2017, FCIM and Democracy Funding entered into a Membership Interest Purchase Agreement with FCREI, whereby FCREI agreed to acquire all of the membership units of FCIM and Democracy Funding in exchange for a secured promissory note payable over time. FCREI is controlled by Suneet Singal, who was appointed Chairman of our board of directors following the execution of the Membership Interest Purchase Agreement. The acquisition of FCIM closed on April 3, 2017.

In anticipation of the closing of the acquisition of FCIM, Jeffrey McClure resigned as president, chief executive officer and Chairman of our board of directors effective March 30, 2017. In addition, Liam Coakley, David Duhamel, Keith Hall and Steven Looney also resigned from our board of directors on March 30, 2017 and were replaced by Dr. Bob Froehlich and Frank Grant, both of whom are independent of us, FCIC Advisors and FCREI. Pat Clemens was appointed by the board of directors to replace Mr. McClure as our president and chief executive officer and Suneet Singal was appointed to the board of directors as an interested director and named Chairman of the board of directors. See “Management—Board of Directors and Executive Officers” for biographical information regarding Dr. Froehlich, Mr. Grant, Mr. Clemens and Mr. Singal.

Upon the closing of the acquisition of FCIM by FCREI, there was a change in control of FCIC Advisors, which resulted in an “assignment,” as that term is used in the 1940 Act, of the Advisory Agreement. Section 15 of the 1940 Act requires, among other things, that any investment advisory agreement provide for its automatic termination in the event of its “assignment.” In anticipation of the termination of the Advisory Agreement, our board of directors held an in-person meeting on March 31, 2017 at which it approved the Interim Advisory Agreement with FCIC Advisors, as permitted by Rule 15a-4 of the 1940 Act, on substantially the same terms as the Advisory Agreement. The Interim Advisory Agreement is effective for 150 days from the date of the termination of the Advisory Agreement. Our board of directors will submit a new investment advisory and administrative services agreement, which is identical in all material respects to the Advisory Agreement and Interim Advisory Agreement, for stockholder approval at our 2017 annual meeting of stockholders. If approved by our stockholders, the new investment advisory and administrative services agreement will have a one-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

In addition, the Membership Interest Purchase Agreement also provides for the acquisition by FCREI of The Bear Companies, an entity controlled by Mr. McClure and his wife, which owns Democracy Funding LLC, the dealer manager in this offering. The acquisition of The Bear Companies is contingent upon approval of the change in control of Democracy Funding by FINRA. No application has been submitted to FINRA at this time, and there can be no assurance as to whether FINRA will approve the change in control on the terms contemplated by the Membership Interest Purchase Agreement.

Overview of Our Business

Our investment activities are managed by FCIC Advisors and supervised by our board of directors, a majority of whom are independent. Under the Investment Advisory Agreement, we have agreed to pay FCIC Advisors an annual base management fee based on our average monthly gross assets as well as incentive fees based on our performance.

We intend to provide customized financing solutions to small- and middle-market U.S. companies through directly originated loans, equity investments, and to a lesser extent, participating in syndicated transactions. We believe these opportunistic investments will arise due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community.

We intend to make investments by directly sourcing investment opportunities through the origination of loans to small- and middle-market U.S. companies. Such directly originated loans will be structured or made by us and will be privately negotiated directly with the target company without an intermediary. Such opportunities are generally not available to the broader market. Directly originated loans can provide companies with a reliable source of funds for growth, acquisitions, recapitalization and refinancing. We believe that directly originated loans may offer higher returns and more favorable protections than broadly syndicated transactions.

We also intend to make opportunistic equity investments. Through such opportunistic equity investments, we intend to identify and capitalize on market price inefficiencies by investing in equity securities where we believe the value of such securities reflects a lower value than what the fundamentals of the target company represent based on our fundamental analysis of the company and the broader investment market as a whole. We will seek to allocate capital to companies that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment.

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

Anchor Orders: In addition to proprietary transactions, we intend to invest in certain opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant. Our decision to provide an anchor order to a syndicated transaction will be predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FCIC Advisors. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment.

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

We anticipate that our portfolio will be comprised of investments at all levels of private company capital structure, including senior secured loans, second lien secured loans, subordinated loans and common and preferred equity of private U.S. small and middle-market companies. We may purchase interests through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. We may also purchase minority interests in the form of common or preferred equity in our target companies, either directly or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, unsecured loans, CLOs and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio. Once we raise a significant amount of proceeds from our offering, we expect that our investments will generally range between $2 million and $15 million each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FCIC Advisors, subject to oversight by our board of directors. Prior to raising significant amounts of capital, we may make smaller investments due to liquidity constraints.

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

Expenses

Our primary operating expenses will be the payment of advisory fees and other expenses under the Investment Advisory Agreement, interest expense from financing facilities, if any, and other expenses necessary for our operations. Our investment advisory fees will compensate FCIC Advisors for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

We will reimburse FCIC Advisors for expenses necessary to perform services related to our administration and operations. Such services will include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FCIC Advisors also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FCIC Advisors assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The amount of this reimbursement will be the lesser of (1) FCIC Advisors’ actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FCIC Advisors will be required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to FCIC Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FCIC Advisors for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FCIC Advisors.

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our common stock, subject to limitations included in the Investment Advisory Agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payments on our debt or related obligations;

•	research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware(e.g. telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

•	transfer agent, administrator and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FCIC Advisors;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for our investments;

•	costs associated with our chief financial officer and chief compliance officer; and

•	all other expenses incurred by FCIC Advisors or us in connection with administering our business, including expenses incurred by FCIC Advisors in performing administrative services for us and administrative personnel paid by FCIC Advisors, to the extent they are not controlling persons of FCIC Advisors or any of its affiliates, subject to the limitations included in the Investment Advisory Agreement.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of our Offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Since commencing our public offering on February 16, 2017 and through March 31, 2017, we have sold approximately 613,252 shares of our common stock for gross proceeds of approximately $6,130,000. As of March 31, 2017, we had cash and cash equivalents of approximately $2,527,261.

We will continue to accept subscriptions on a continuous basis and issue shares at monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. In connection with each monthly closing on the sale of shares in our Offering, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

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

We may borrow funds to make investments, including before we have fully invested the proceeds from our Offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

RIC Status and Distributions

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code but have not yet made the election. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on a monthly basis beginning no later than the first calendar quarter after the month in which we satisfied the Minimum Offering Requirement. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our Offering. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our Offering, including any fees payable to FCIC Advisors. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.

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

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from FCIC Advisors. We have not established limits on the amount of funds we may use from available sources to make distributions.

Pursuant to the Expense Reimbursement Agreement, FCIC Advisors has agreed to reimburse us for expenses in an amount that is sufficient to ensure that (i) no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings and/or (ii) to reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our investment income. However, because certain investments we make, including preferred and common equity investments, may generate distributions to us that are treated for tax purposes as a return of capital, a portion of these distributions to stockholders may exceed our earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, FCIC Advisors will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the Expense Reimbursement Agreement is not to prevent tax-advantaged distributions to stockholders.

We expect that for a period of time following commencement of the Offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by FCIC Advisors and its affiliates, including through the waiver of certain investment advisory fees by FCIC Advisors, that may be subject to repayment by us within three years. One of the purposes of the Expense Reimbursement Agreement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or FCIC Advisors continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by FCIC Advisors or its affiliates will reduce the distributions that you would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. FCIC and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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

Valuation of Portfolio Investments

We intend to determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we expect that FCIC Advisors will provide our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

With respect to investments for which market quotations are not readily available, we intend to undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process will begin with FCIC Advisors’ management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with our valuation committee;

•	our valuation committee will review the preliminary valuation, and FCIC Advisors’ management team, together with our independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

•	our board of directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FCIC Advisors, the valuation committee and any third-party valuation firm, if applicable.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. As of December 31, 2016, we had incurred organization costs of $46,064, which were paid on our behalf by FCIM. Prior to February 10, 2017, these costs were expensed as incurred but, together with offering costs, were limited to 1.5% of total proceeds raised. On February 10, 2017, we amended the Investment Advisory Agreement to reflect that these costs are expenses as incurred but, together with offering costs, are limited to 2.0% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by FCIC Advisors or its affiliates on our behalf are more than 2.0% of total proceeds at the end of the offering, FCIC Advisors will forfeit the right to reimbursement of these costs. To date, $2,000 of these costs have been expensed. However, only $1,500 of these costs are expensed on our Statement of Operations for the year ended December 31, 2016 since the amendment to the Investment Advisory Agreement was made following December 31, 2016.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Registration Statement relating to the Offering. Following our satisfaction of the Minimum Offering Requirement on February 16, 2017, these costs are capitalized and amortized as an expense on a straight-line basis over a twelve month period. During the period from June 19, 2014 (Inception) to December 31, 2016, we had incurred offering costs of $1,834,325, which were paid on our behalf by FCIM. Prior to February 10, 2017, offering costs, together with organization costs, were limited to 1.5% of total proceeds raised. On February 10, 2017, we amended the Investment Advisory Agreement to reflect that offering costs, together with organization costs, are limited to 2.0% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by FCIC Advisors or its affiliates on our behalf are more than 2.0% of total proceeds at the end of the Offering, FCIC Advisors will forfeit the right to reimbursement of these costs. To date, we have recorded no deferred charge on our balance sheet since the aggregate amount of organization and offering costs exceeds the limitation.

Income Taxes

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code but have not yet made the election. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders. We intend to make distributions in an amount sufficient to maintain our RIC status each year and to avoid any federal income taxes on income. We will also be subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

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

Distributions

Distributions to our stockholders will be recorded as of the record date. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory Agreement we entered into with FCIC Advisors, the incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

Pursuant to a letter agreement with FCIC Advisors, dated February 10, 2017, FCIC Advisors has agreed not to receive any incentive fees on capital gains until such time as the amount of capital gains incentive fees that would otherwise be payable to FCIC Advisors equals the total of the selling commissions, dealer manager fees and organization and offering expenses borne by stockholders in the Offering measured as of the end of each fiscal year on a cumulative basis.

While the Investment Advisory Agreement with FCIC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual will reflect the incentive fees that would be payable to FCIC Advisors as if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FCIC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Contractual Obligations

We have entered into an agreement with FCIC Advisors to provide us with investment advisory and administrative services. Payments for investment advisory services under the Investment Advisory Agreement will be equal to (a) an annual base management fee of 2.0% of our average monthly gross assets and (b) an incentive fee based on our performance. FCIC Advisors will be reimbursed for administrative expenses incurred on our behalf.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Investment Adviser and its Affiliates

Pursuant to the Investment Advisory Agreement, FCIC Advisors is entitled to receive an annual base management fee of 2.0% of our average monthly gross assets and an incentive fee based on our performance. We began accruing fees under the Investment Advisory Agreement upon commencement of our operations after we satisfied the Minimum Offering Requirement. Management fees will be paid on a quarterly basis in arrears.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the Investment Advisory Agreement, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. Prior to Amendment No. 2 to the Investment Advisory Agreement, effective February 10, 2017, the quarterly hurdle rate for determining whether subordinated incentive fees would be paid was 1.375 (5.5% annually).

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be accrued for on a quarterly basis and, if earned, will be paid annually. We will accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to FCIC Advisors will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

Pursuant to a letter agreement with FCIC Advisors, dated February 10, 2017, FCIC Advisors has agreed not to receive any incentive fees on capital gains until such time as the amount of capital gains incentive fees that would otherwise be payable to FCIC Advisors equals the total of the selling commissions, dealer manager fees and organization and offering expenses borne by stockholders in the Offering measured as of the end of each fiscal year on a cumulative basis.

Pursuant to the Investment Advisory Agreement, FCIC Advisors oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FCIC Advisors also performs or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FCIC Advisors assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse FCIC Advisors for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement will be the lesser of (1) FCIC Advisors’ actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FCIC Advisors will be required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will compare the total amount paid to FCIC Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

FCIM, an affiliate of FCIC Advisors, funded offering costs and organization costs in the amount of $1,880,389. Under the terms of the Investment Advisory Agreement, there is no liability on our part for the offering or organization costs funded by FCIC Advisors or its affiliates until we have met the Minimum Offering Requirement. On February 16, 2017, the date we satisfied the Minimum Offering Requirement, FCIC Advisors became entitled to receive 2.0% of gross proceeds raised in the Offering until all offering costs and organization costs funded by FCIC Advisors or its affiliates have been recovered.

The dealer manager for our continuous public offering is Democracy Funding, which is one of our affiliates. Under the dealer manager agreement among us, FCIC Advisors and Democracy Funding, Democracy Funding will be entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Offering, all or a portion of which may be re-allowed to selected broker-dealers.

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

Potential Conflicts of Interest

FCIC Advisors’ senior management team may in the future be involved in advising other investment funds. It is possible that some investment opportunities will be provided to such potential future investment funds rather than to us.

Expense Reimbursement Agreement

Pursuant to the Expense Reimbursement Agreement, FCIC Advisors has agreed to reimburse us for expenses in an amount that (i) no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings and/or (ii) to reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our investment income.

Contractual Obligations

We have entered into an agreement with FCIC Advisors to provide us with investment advisory and administrative services. Payments for investment advisory services under the Investment Advisory Agreement will be equal to (a) an annual base management fee of 2.0% of our average monthly gross assets and (b) an incentive fee based on our performance. FCIC Advisors will be reimbursed for administrative expenses incurred on our behalf.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We will be subject to financial market risks. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the Investment Advisory Agreement, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FCIC Advisors with respect to our increased pre-incentive fee net investment income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Capital Investment Corporation (formerly Freedom Capital Corporation)

Arlington, Virginia

We have audited the accompanying balance sheet of First Capital Investment Corporation (the Company) as of December 31, 2016 and 2015, and the related statements of operations and changes in net assets, for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Investment Corporation as of December 31, 2016 and 2015, and the results of its operations for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Richmond, Virginia

April 14, 2017

First Capital Investment Corporation

(formerly Freedom Capital Corporation)

Balance Sheets

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$100,000	$100,000
Total assets	$100,000	$100,000

Liabilities and Stockholder Equity
Liabilities
Organization costs payable	$1,500	$1,500
Total liabilities	1,500	1,500
Commitments and contingencies ($1,878,889 and $1,431,801, respectively) – See Note 3

Stockholder Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	--	--
Common stock, $0.001 par value, 550,000,000 shares authorized, 11,111 shares issued and outstanding	11	100
Capital in excess of par value	99,989	99,900
Accumulated loss	(1,500)	(1,500)
Total stockholder equity (net assets)	98,500	98,500
Total liabilities and stockholder equity	$100,000	$100,000
Net asset value per share of common stock	$8.87	$8.87

See notes to financial statements

First Capital Investment Corporation

(formerly Freedom Capital Corporation)

Statements of Operations

	Years Ended December 31,
	2016	2015
Operating expenses
Organization costs	$-	$-
Net increase in net assets resulting from operations	$-	$-

Per share information—basic and diluted
Net increase in net assets resulting from operations	$-	$-
Weighted average shares outstanding	11,111	11,111

See notes to financial statements

First Capital Investment Corporation

(formerly Freedom Capital Corporation)

Statements of Changes in Net Assets

	Years Ended December 31,
	2016	2015
Operations
Net increase in net assets resulting from operations	$-	$-
Capital share transactions
Issuance of common stock	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total increase in net assets	-	-
Net assets at beginning of period	98,500	98,500
Net assets at end of period	$98,500	$98,500

See notes to financial statements

First Capital Investment Corporation

(formerly Freedom Capital Corporation)

Notes to Financial Statements

Note 1. Principal Business and Organization

First Capital Investment Corporation (formerly Freedom Capital Corporation) (the “Company”), was incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and commenced operations upon raising $1.0 million (the “Minimum Offering Requirement”), pursuant to an offering to sell up to $500,000,000 in shares of common stock at an initial offering price of $10.00 per share on February 16, 2017. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement on N-2 (SEC File No. 333-202461) (the “Registration Statement”) for the Company’s initial public offering effective on September 9, 2015. As of December 31, 2016, the Minimum Offering Requirement had not been achieved. The investment adviser of the Company is FCIC Advisors LLC (formerly Freedom Capital Investment Advisors LLC) (the “Adviser”). The Adviser is an unregistered private investment advisory firm that intends to register as an investment adviser with the SEC at such time as it has at least $25 million in assets under management. The Adviser is an affiliate of the Company.

On March 28, 2017, Freedom Capital Investment Management LLC (“FCIM”), the entity that owns FCIC Advisors, entered into a Membership Interest Purchase Agreement with First Capital Real Estate Investments, LLC (“FCREI”) whereby FCREI agreed to acquire all of the membership units of FCIM in exchange for a secured promissory note payable over time. FCREI is controlled by Suneet Singal, who was appointed Chairman of the Company’s board of directors following the execution of the Membership Interest Purchase Agreement. The acquisition of FCIM closed on April 3, 2017.

In addition, the Membership Interest Purchase Agreement also provides for the acquisition by FCREI of The Bear Companies, an entity controlled by Jeffrey McClure, the Company’s former President and Chief Executive Officer, and his wife, which owns Democracy Funding LLC, the Company’s dealer manager in its public offering. The acquisition of The Bear Companies is contingent upon approval of the change in control of Democracy Funding by FINRA. No application has been submitted to FINRA at this time, and there can be no assurance as to whether FINRA will approve the change in control on the terms contemplated by the Membership Interest Purchase Agreement.

See “Item 1. Business—Recent Developments” for more information about the acquisition of FCIM and pending acquisition of Democracy Funding.

The Company is offering for sale a maximum of $500,000,000 in shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share (which assumes that shares are sold with the maximum amount of selling commissions and dealer manager fees permitted pursuant to the Registration Statement), on a “best efforts” basis, pursuant to the Registration Statement (the “Offering”) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

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

On December 20, 2016, the Company entered into a technology and investor services agreement with Phoenix American Financial Services, Inc. (the “Investor Services Agreement”). Under the Investor Services Agreement, Phoenix American Financial Services, Inc., through Phoenix Transfer, Inc., a transfer agent registered with the Securities and Exchange Commission, will provide transfer agent and dividend disbursement services to the Company, subject to the direction and control of the Company’s board of directors. FCIC Advisors, pursuant to the Advisory Agreement, is responsible for providing administrative services to the Fund and has engaged CFGI in such capacity.

On December 30, 2016, the Company, UMB Fund Services, Inc. (“UMBFS”) and UMB Bank, N.A. (“UMB”) agreed to terminate the Custody Agreement, dated as of December 19, 2014, between the Company and UMB (the “Custody Agreement”), the Transfer Agency Agreement, dated as of March 31, 2015, between the Company and UMBFS (the “Transfer Agency Agreement”) and the Sub-Administration and Fund Accounting Services Agreement between the Adviser and UMBFS (the “ Administration Agreement,” and together with the Custody Agreement and the Transfer Agency Agreement, the “Engagement”). The termination of the Engagement followed a determination by the parties that the Engagement was no longer mutually beneficial. No termination or other fees were payable in connection with the termination of the Engagement.

On December 30, 2016, UMB provided notice to the Company of its intention to terminate the Amended and Restated Escrow Agreement by and among the Company, UMB, UMBFS and Democracy Funding LLC, the dealer manager, pursuant to its terms, effective on February 28, 2017. The escrow account with UMB was terminated following satisfaction of the Minimum Offering Requirement.

See “—Note 6. Subsequent Events” for a discussion of other material events that have occurred following the end of the period covered by this report.

The Company was not operational as of and for the year ended December 31, 2016. Therefore, no trading activity had taken place.

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

Statement of Cash Flows: The Company has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. As of and for the year ended December 31, 2016, the Company held no investments, the Company carried no debt and the Company’s financial statements include a statement of changes in net assets.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained with a high credit quality financial institution, which is a member of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments: The Company intends to determine the net asset value of its investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company expects that the Adviser will provide the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. As of December 31, 2016, the Company had incurred organization costs of $46,064, which were paid on its behalf by FCIM. Prior to February 10, 2017, these costs were expensed as incurred but, together with offering costs, were limited to 1.5% of total proceeds raised. On February 10, 2017, the Company amended the Investment Advisory Agreement to reflect that these costs are expensed as incurred but, together with offering costs, are limited to 2.0% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser or its affiliates on behalf of the Company are more than 2.0% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of those costs (see Note 3). Since the amendment to the Investment Advisory Agreement was made following December 31, 2016, the Balance Sheet as of December 31, 2016 shows that the Company expensed $1,500 in organization costs, rather than $2,000.

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement relating to the Offering. Upon satisfaction of the Minimum Offering Requirement, these costs are capitalized and amortized as an expense on a straight-line basis over a twelve month period. During the period from June 19, 2014 (Inception) to December 31, 2016, the Company had incurred offering costs of $1,834,325, which were funded on behalf of the Company by FCIM. Prior to February 10, 2017, offering costs, together with organization costs, were limited to 1.5% of total proceeds raised. On February 10, 2017, the Company amended the Investment Advisory Agreement to reflect that offering costs, together with organization costs, are limited to 2.0% of total proceeds raised. Offering costs, together with organization costs are not due and payable to the Adviser to the extent they exceed that amount. No offering costs have been recorded on the accompanying balance sheet as of December 31, 2016 since the Minimum Offering Requirement had not been satisfied as of December 31, 2016 (see Note 3).

Income Taxes: The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code but has not yet made the election. To qualify for and maintain its qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. The Company had no uncertain tax positions as of December 31, 2015 and 2016.

Distributions: Distributions to the Company’s stockholders will be recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on a monthly or quarterly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Note 3. Related Party Transactions

Compensation of the Adviser

The Company has entered into an investment advisory and administrative services agreement (the “Investment Advisory Agreement”) with the Adviser that became effective upon satisfaction of the Minimum Offering Requirement. Payments for investment advisory services under the Investment Advisory Agreement consist of (a) an annual base management fee of 2.0% of the Company’s average monthly gross assets and (b) an incentive fee based on the Company’s performance.

The incentive fee consists of two parts. The first part, referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the Investment Advisory Agreement (as amended on February 10, 2017), equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875% of adjusted capital, or 8.75% annually. This “catch-up” feature allows the Adviser to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Adviser will receive 20.0% of pre-incentive fee net investment income.

The second part of the incentive fee, referred to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee will equal 20.0% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement entered into with the Adviser, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

Pursuant to a letter agreement with FCIC Advisors, dated February 10, 2017, FCIC Advisors has agreed not to receive any incentive fees on capital gains until such time as the amount of capital gains incentive fees that would otherwise be payable to FCIC Advisors equals the total of the selling commissions, dealer manager fees and organization and offering expenses borne by stockholders in the Offering measured as of the end of each fiscal year on a cumulative basis.

While the Investment Advisory Agreement with the Adviser neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual will reflect the incentive fees that would be payable to the Adviser as if the Company’s entire portfolio was liquidated at its fair value as of each balance sheet date even though the Adviser will not be entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

The Company will reimburse the Adviser for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) The Adviser’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Adviser will be required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality.

FCIM has funded the Company’s offering costs and organization costs in the amount of $1,880,389 for the period from June 19, 2014 (Inception) to December 31, 2016. The cumulative aggregate amount of $1,880,389 of organization and offering costs exceeded 1.5% of total proceeds raised through December 31, 2016. Accordingly, the Company recorded $1,500 of organizational costs on the accompanying balance sheets, which is payable to the Adviser. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser or its affiliates on behalf of the Company are more than 1.5% (increased to 2% on February 10, 2017) of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $1,878,889 of these costs.

Under the Investment Advisory Agreement between the Company and the Adviser, there will be no liability on the Company’s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has met the Minimum Offering Requirement. At such time, the Adviser became entitled to receive 2.0% of gross proceeds raised in the Offering until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered.

Capital Contribution by FCIM

FCIM has contributed an aggregate of $100,000 to purchase approximately 11,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. FCIM will not tender these shares of common stock for repurchase as long as FCIM remains an affiliate of the Adviser.

Expense Reimbursement

Pursuant to the Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”), the Adviser has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that (i) no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings and/or (ii) to reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its investment income. However, because certain investments the Company makes, including preferred and common equity investments, may generate distributions to it that are treated for tax purposes as a return of capital, a portion of these distributions to stockholders may exceed the Company’s earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, the Adviser will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the Expense Reimbursement Agreement is not to prevent tax-advantaged distributions to stockholders.

Pursuant to the Expense Reimbursement Agreement, the Company will have a conditional obligation to reimburse the Adviser for any amounts funded by the Adviser under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which the Adviser funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse the Adviser for expense support payments made by the Adviser to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of the Company’s common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of the Company’s common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from the Adviser was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from the Adviser made during the same fiscal year) and (ii) the Company will not reimburse the Adviser for expense support payments made by the Adviser if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Adviser made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP, for investment companies.

The Company or the Adviser may terminate the Expense Reimbursement Agreement at any time. The Adviser has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to the Company’s income.

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. Upon termination of the Expense Reimbursement Agreement by the Adviser, the Adviser will be required to fund any amounts accrued thereunder as of the date of termination and will not be eligible for reimbursement of such amounts. Similarly, the Company’s conditional obligation to reimburse the Adviser pursuant to the terms of the Expense Reimbursement Agreement shall survive the termination of such agreement by either party.

There can be no assurance that the Expense Reimbursement Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters.

Note 4. Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the date that the Company satisfied the Minimum Offering Requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. In months in which the Company repurchases shares, it will generally conduct repurchases on the same date that it holds its first monthly closing for the sale of shares in the Offering. Any offer to repurchase shares will be conducted solely through tender offer materials mailed to each stockholder.

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

Note 5. Economic Dependency

Under various agreements, the Company has engaged or will engage the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 6. Subsequent Events

Name Change

On January 6, 2017, the Company amended its Articles of Amendment and Restatement to change its name from Freedom Capital Corporation to First Capital Investment Corporation.

Custody Agreement with Millennium Trust Company

On February 10, 2017, the Company entered into a custody agreement with Millennium Trust Company, LLC (the “Custody Agreement”). Under the Custody Agreement, Millennium Trust Company, LLC will hold securities, loans, cash, and other assets on the Company’s behalf.

Fee Waiver Letter from the Adviser

On February 8, 2017, the Adviser executed a letter agreement with the Company pursuant to which the Adviser agreed to waive all capital gains incentive fees earned until such time as the amount of foregone fees equals the aggregate amount of selling commissions, dealer manager fees and organization and offering expenses paid by stockholders in the Offering.

Amendment No. 2 to Investment Advisory Agreement

On February 10, 2017, following approval from the Company’s board of directors, including a majority of its independent directors, and the Company’s stockholders, the Company amended the Investment Advisory Agreement to (i) increase from 1.5% to 2.0% the amount of organization and offering expenses incurred in the Offering that will be borne by the Company and (ii) increase the quarterly and annual hurdle rate from 1.375% and 5.5%, respectively, to 1.75% and 7.0%, that must be met before the Adviser can receive quarterly income incentive fees.

Acquisition of FCIM and Democracy Funding by FCREI

On March 28, 2017, FCIM, the entity that owns FCIC Advisors, and Democracy Funding LLC, the dealer manager in the Company’s public offering, entered into a Membership Interest Purchase Agreement with First Capital Real Estate Investments, LLC (“FCREI”) whereby FCREI agreed to acquire all of the membership units of FCIM and Democracy Funding in exchange for a secured promissory note payable over time. FCREI is controlled by Suneet Singal, who was appointed Chairman of the Company’s board of directors following the execution of the Membership Interest Purchase Agreement. The acquisition of FCIM closed on April 3, 2017.

In anticipation of the closing of the acquisition of FCIM, Jeffrey McClure resigned as President, Chief Executive Officer and Chairman of the Company’s board of directors effective March 30, 2017. In addition, Liam Coakley, David Duhamel, Keith Hall and Steven Looney also resigned from the Company’s board of directors on March 30, 2017 and were replaced by Dr. Bob Froehlich and Frank Grant, both of whom are independent of the Company, FCIC Advisors and FCREI. Pat Clemens was appointed by the board of directors to replace Mr. McClure as the Company’s President and Chief Executive Officer and Suneet Singal was appointed to the board of directors as an interested director and named Chairman of the board of directors.

Agreement to Acquire Democracy Funding

The Membership Interest Purchase Agreement also provides for the acquisition by FCREI of The Bear Companies, an entity controlled by Mr. McClure and his wife, which owns Democracy Funding LLC, the dealer manager in the Company’s public offering. The acquisition of The Bear Companies is contingent upon approval of the change in control of Democracy Funding by FINRA. No application has been submitted to FINRA at this time, and there can be no assurance as to whether FINRA will approve the change in control on the terms contemplated by the Membership Interest Purchase Agreement.

Approval of Interim Investment Advisory and Administrative Services Agreement

Upon the closing of the acquisition of FCIM by FCREI on April 3, 2017, there was a change in control of FCIC Advisors, which resulted in an “assignment,” as that term is used in the 1940 Act, of the investment advisory and administrative services agreement between the Company and FCIC Advisors (the “Advisory Agreement”). Section 15 of the 1940 Act requires, among other things, that any investment advisory agreement provide for its automatic termination in the event of its “assignment.” In anticipation of the termination of the Advisory Agreement, the Company’s board of directors held an in-person meeting on March 31, 2017 at which it approved an interim investment advisory agreement (the “Interim Advisory Agreement”) with FCIC Advisors, as permitted by Rule 15a-4 of the 1940 Act, on substantially the same terms as the Advisory Agreement. The Interim Advisory Agreement is effective for 150 days from the date of the termination of the Advisory Agreement. The Company’s board of directors will submit a new investment advisory and administrative services agreement, which is identical in all material respects to the Advisory Agreement and the Interim Advisory Agreement, for stockholder approval at the Company’s 2017 annual meeting of stockholders. If approved by the Company’s stockholders, the new investment advisory and administrative services agreement will have a one-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

Status of the Company’s Public Offering

On February 16, 2017, the Company satisfied the Minimum Offering Requirement, admitted its initial public investors as stockholders and commenced operations. As of March 31, 2017, the Company had sold approximately 613,252 shares of common stock in the Offering for gross proceeds of approximately $6,130,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we, including our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on its assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

(c) Changes in Internal Control Over Financial Reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the Membership Interest Purchase Agreement by and among FCIM and FCREI, Jeffrey McClure resigned as President, Chief Executive Officer and Chairman of the Company’s board of directors effective March 30, 2017. The Company appointed Pat Clemens as the Company’s new president and Chief Executive Officer. FCREI, the entity that controls the Adviser, is working closely with management to provide an orderly transition, including with respect to financial reporting services.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

(1)	Financial Statements — The following financial statements are set forth in Item 8:

(1)	Exhibits

Number	Description

3.1	Articles of Amendment and Restatement of the Registrant dated March 4, 2015 (incorporated by reference to Exhibit (a)(1) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on May 4, 2015).

3.2	Article of Amendment of the Registrant, dated January 6, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2017).

3.3	Second Amended and Restated Bylaws of the Registrant dated (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on September 18, 2015).

3.4	Amendment No. 1 to the Second Amended and Restated Bylaws of the Registrant adopted September 9, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2015, filed on March 18, 2016).

3.5	Amendment No. 2 to the Second Amended and Restated Bylaws of the Registrant adopted March 31, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2017).

4.1	Amended and Restated Distribution Reinvestment Plan of the Registrant (incorporated by reference to Exhibit (e)(1) to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-202461), filed on February 10, 2017).

10.1	Investment Advisory and Administrative Services Agreement by and between the Registrant and FCIC Advisors LLC, dated March 5, 2015 (incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on May 4, 2015).

10.2	Amendment No. 1 to the Investment Advisory and Administrative Services Agreement by and between the Registrant and FCIC Advisors LLC, dated March 15, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2015, filed on March 18, 2016).

10.3	Amendment No. 2 to the Investment Advisory and Administrative Services Agreement by and between the Registrant and FCIC Advisors LLC, dated February 10, 2017 (incorporated by reference to Exhibit (g)(3) to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-202461), filed on February 10, 2017).

10.4	Letter Agreement between the Registrant and FCIC Advisors LLC, dated February 10, 2017 (incorporated by reference to Exhibit (g)(4) to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-202461), filed on February 10, 2017).

10.5	Interim Investment Advisory and Administrative Services Agreement by and between the Registrant and FCIC Advisors LLC, dated March 31, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2017).

10.6	Form of Investment Advisory and Administrative Services Agreement by and between the Registrant and FCIC Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2017).

10.7	Amended and Restated Dealer Manager Agreement by and among the Registrant, Freedom Capital Investment Advisors LLC and Democracy Funding LLC, dated March 5, 2015 (incorporated by reference to Exhibit (h)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on September 18, 2015).

10.8	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement (incorporated by reference to Exhibit (k)(7) to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-202461), filed on February 10, 2017).

10.9	Custody Agreement by and between Millennium Trust Company and the Registrant, dated February 10, 2017 (incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-202461), filed on February 10, 2017

10.10	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and between the Registrant and FCIC Advisors LLC, dated November 9, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2016).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit (r)(1) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on May 4, 2015).

14.2	Code of Ethics of FCIC Advisors LLC (incorporated by reference to Exhibit (r)(2) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on May 4, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Item 16.	Form 10-K Summary

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL INVESTMENT CORPORATION

Date: April 14, 2017	By:	/s/ Pat Clemens
	Name:	Pat Clemens
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert F. Amweg	Chief Financial Officer	April 14, 2017
Robert F. Amweg	(Principal financial and accounting officer)

/s/ Suneet Singal	Director and Chairman of the Board of Directors	April 14, 2017
Suneet Singal

/s/ Dr. Bob Froehlich	Director	April 14, 2017
Dr. Bob Froehlich

/s/ Frank Grant	Director	April 14, 2017
Frank Grant