Form 10-K/A
period 2016-12-31
First Capital Investment Corp
filed 2017-05-01
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 814-01137

First Capital Investment Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1709055
(State or other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

1560 Wilson Blvd., Suite 700, Arlington, Virginia	22209
(Address of Principal Executive Offices)	(Zip Code)

(703) 259-8204

(Telephone Number, Including Area Code)

None

(Former name, former address or former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company             ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting a continuous public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at $10.00 per share with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share. As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 0 shares of common stock held by non-affiliates.

There were approximately 845,627.27 shares of the Registrant’s common stock outstanding as of April 29, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

First Capital Investment Corporation (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2017 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include Part III information in the Annual Report on Form 10-K for the year ended December 31, 2016 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report. This Amendment hereby amends and restates the cover page, Part III, Items 10 through 14, and the list of exhibits contained in Part IV, Item 15, in their entirety.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15, of the Original Report are hereby amended and restated in their entirety below. The Amendment does not affect any other items in the Original Report, including the Company’s financial statements and the notes to the financial statements. In addition, the cover page has been updated and amended. As a result of the Amendment, the Company is also filing as exhibits to the Amendment new certifications as required by Rule 15d-14(a) under the Exchange Act. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

i

FIRST CAPITAL INVESTMENT CORPORATION

Form 10-K/A

Year Ended December 31, 2016

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective positions and offices are as follows:

Name	Year of Birth	Position(s)
Suneet Singal	1978	Director
Dr. Bob Froehlich	1953	Independent Director
Frank Grant	1970	Independent Director
Pat Clemens	1966	President and Chief Executive Officer
Perpetua Seidenberg	1990	Chief Compliance Officer
Robert Amweg	1953	Chief Financial Officer

Interested Director

Suneet Singal. Mr. Singal has served as Chairman of our board of directors since March 2017. Mr. Singal serves as the chief executive officer of First Capital Real Estate Investments LLC (‘‘FCREI’’), the chief executive officer, secretary and chairman of the board of directors of First Capital Real Estate Trust, Inc. (‘‘FCRETI’’), and as chief executive officer and secretary of FCRETI’s external advisor. He began his real estate finance career in 2001 and formed FCREI in 2003. In 2006, Mr. Singal merged a subsidiary of FCREI with a real estate lending platform, and from 2006 to 2008, he grew the combined company to over $1 billion per year in real estate loan originations, with business in over 40 states.

From 2007 to 2011, Mr. Singal obtained entitlements for over a dozen projects in California encompassing industrial, retail, multifamily, senior assisted living, hospitality and mixed-use asset types, with an aggregate value of over $250 million. In the 12 months from January 2013 to January 2014, Mr. Singal completed the buildout and acquisition of retail units in addition to the buildouts of multiple quick-service restaurant sites, which altogether had an aggregate business and real estate value of over $25 million. Additionally, in the 18 months from August 2013 to February 2015, Mr. Singal completed over nine hospitality acquisitions and led the turnaround of several thousand self-storage units, with an aggregate transaction value of over $150 million.

Between May 2015 and December 2015, Mr. Singal owned and served on the board of directors of Castle Mortgage Corp., an agency approved mortgage bank that Mr. Singal acquired, repositioned and sold.

As the chief executive officer of FCREI, Mr. Singal recently launched a debt fund with a maximum offering of $200 million, First Capital Income Fund I, LLC, and entered into a strategic partnership with an institutional partner.

As chairman of the board and chief executive officer of FCRETI, Mr. Singal has used his expertise in real estate asset selection to increase FCRETI’s assets under management significantly. Among the assets acquired by FCRETI since Mr. Singal stepped in as chairman and chief executive officer is a master plan development project in Northern California that calls for the construction of approximately 2400 residential units, 1 million square feet of office and retail space, and a hotel. Mr. Singal was also responsible for sourcing, through a partnership with the Government of Antigua and Barbuda, a development project in Antigua that calls for the development of two resorts on two separate parcels of land introducing the new Citizen Investment Program. Most recently Mr. Singal successfully negotiated the acquisition of 2027 residential lots in California and a golf course resort community in Baja Mexico.

Mr. Singal received a BA in Finance, with a concentration in Investments from California State University at Sacramento and is a licensed California Mortgage Broker.

The Company has determined that Mr. Singal’s extensive real estate finance experience and experience founding and developing FCREI has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Independent Directors

Dr. Bob Froehlich. Dr. Froehlich has served on our board of directors as an independent director since March 2017. Over the span of his career, Dr. Froehlich has chaired investment committees for multiple global asset management organizations, including Deutsche Bank, Hartford and Kemper Funds. Dr. Froehlich was named to three different All American Institutional Research Teams in 1991, 1993 and 1994. This expertise has gained him international acclaim where he has traveled to and has provided investment and financial advice and has delivered a keynote speech on investing in 107 different countries. This expertise has also resulted in his publishing of 6 books.

Dr. Froehlich has amassed over 40 years of financial experience in both the public and private sector. Dr. Froehlich has served as: Budget Analyst for the City of Dayton, Ohio, with a budget of $100 million; chief financial officer for Montgomery County, Ohio’s Water and Sewer District, with annual operating revenues of $75 million; City Manager for the City of Beavercreek, Ohio, the youngest City Manager ever in Ohio; senior executive with Ernst & Whinney, responsible for a national practice that conducted financial feasibility studies and financial consulting to tax exempt entities; campaign finance chairman and treasurer of The Leonard Committee for Paul R. Leonard, the 58th Lieutenant Governor of Ohio; senior executive at Van Kampen Merritt, which became Van Kampen American Capital after its merger with American Capital, with over $50 billion in assets across 75 different mutual funds; vice chairman of Kemper Funds, with $75 billion in assets among 50 different funds; vice chairman of Scudder Investments, with combined assets of $200 billion in 129 funds; vice chairman of Deutsche Asset Management, a role he held until he retired in 2009. Dr. Froehlich came out of retirement in 2009 to help rebrand Hartford Financial after its near financial collapse serving as a senior executive with The Hartford Mutual Funds, where he was an officer of all 55 funds with assets totaling $84 billion.

Since his second retirement, Dr. Froehlich has begun a new chapter in his professional career by building a portfolio of boards spanning private, public, nonprofit and mutual fund companies. Dr. Froehlich has served on the board of trustees of Highland Capital Mutual Funds since December 2013, a major mutual fund company that offers alternative, equity, fixed income and asset allocation products through 14 different funds and has assets under management of $3.5 billion, and also serves as the Distribution Committee Chairman and as a member of the Audit Committee and Litigation Committee for Highland Capital Mutual Funds. Dr. Froehlich has served as an independent director and member of the Audit Committee, Conflicts Committee and Nominating and Corporate Governance Committee for NexPoint Capital, Inc. since July 2014, a publicly registered non-traded BDC. Dr. Froehlich also has served as an independent director, Compensation Committee Chairman and a member of the Audit Committee for AXAR Acquisitions Corp. since October 2014, a Special Purpose Acquisition Corporation formed for the purpose of effecting a merger, capital stock exchange or similar business combinations, which trades on the NASDAQ exchange under the symbol AUMAU. In June 2014, Dr. Froehlich became the Chairman of the board of directors, chief executive officer, president and owner of the Kane County Cougars Baseball Club, the Class ‘‘A’’ minor league affiliate of the Arizona Diamondbacks and a member of the Midwest League and has been a co-owner and member of the board of directors since January 2013. Dr. Froehlich was also appointed as an independent director for Galen Robotics, Inc. in August 2016, a spin-off from John Hopkins University, focusing on the surgical robotic microsurgery market.

Dr. Froehlich served: as an independent director for Davidson Investment Advisors, Inc. from 2009 to 2016, a privately held company that provides professional money management to institutions, foundations, corporations, affluent investors and trusts; an independent director and Audit Committee Chairman for ARC Healthcare Trust, Inc. from 2013 to 2016, a publicly registered non-traded real estate investment program; an independent director, Lead Independent Director, Audit Committee Chairman and Conflicts Committee Chairman for ARC Realty Finance Trust, Inc. from 2013 to 2016, a publicly registered non-traded real estate investment program; an independent director and Lead Independent Director, Audit Committee Chairman and Conflicts Committee Chairman for American Realty Capital Daily NAV Trust, Inc. from 2012 to 2016, a publicly registered real estate investment program; Lead Independent Trustee and Audit Committee Chairman for Realty Capital Income Funds from 2014 to 2016, mutual funds sponsored by AR Capital, a full service investment firm that provides alternative solutions in a public format; and on the Advisory Board of Directors for Internet Connectivity Group, Inc. from 2014 to 2016, a full service digital media firm focusing on point of sale strategies.

Dr. Froehlich received his Ph.D. from California Coast University in 1979, M.A. from Central Michigan University in 1978, M.P.A. from the University of Dayton in 1976 and a B.A. from the University of Dayton in 1975. In 2008, he was awarded an Honorary Doctorate of Commercial Sciences form the Board of Trustees of Central Michigan University.

The Company has determined that Dr. Froehlich’s extensive experience serving as a director for several public, private, mutual fund and nonprofit companies, and his over 40 years in the finance industry has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Frank Grant. Mr. Grant has served on our board of directors since March 2017. Mr. Grant has served as Managing Director of Interstate Venture Capital, a venture capital and advisory firm that focuses on the world’s most promising consumer-focused Internet and mobile companies, since November 2016. Prior to Interstate Venture Capital, Mr. Grant was a Partner with Stradling, a business law firm, representing entrepreneurs, emerging growth companies, venture capital firms and investors, from July 2015 to November 2016. He focused his practice on assisting clients in solving business problems, executing business strategies and achieving critical business objectives. Prior to Stradling, Mr. Grant served as Senior Counsel at Perkins Coie, LLP, an international law firm headquartered in Seattle, Washington, from January 2012 to July 2015.

In addition to investing, Mr. Grant regularly works with public and private companies in fundraising, corporate transactions, and corporate governance matters. He has extensive experience with public and private mergers and acquisitions, asset acquisitions and dispositions, private placements and venture capital financings. He assists private and public companies in the acquisition and sale of full business enterprises, subsidiaries, divisions and other select assets. He also helps operating companies, management groups, founders and investors in various transactions, including mergers and acquisitions, joint ventures, debt and equity financings, distribution and supply arrangements and other strategic transactions.

Mr. Grant serves on the board of directors and the audit committee of First Capital Real Estate Trust, a publicly-registered, non-traded real estate investment trust. Mr. Grant is also a member of Pasadena Angels and a member of the Yurok Tribe of California. He advises companies on a wide range of tribal related matters, including federal Indian law, gaming, energy and other economic development opportunities. Mr. Grant assists in the development of diverse economic enterprises to invest in infrastructure and support tribal governmental programs. He also advises on the formation of tribal economic development corporations and assists tribes with investing in business interests ranging from restaurants and hotels, to retail shopping centers and energy generation facilities.

Mr. Grant earned a M.B.A. from the Stanford Graduate School of Business, a J.D. from Stanford Law School and a B.A. with High Honors in Economics from the University of California, Berkeley.

The Company has determined that Mr. Grant’s extensive experience with mergers and acquisitions, fundraising and venture capital financings has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Executive Officers

Pat Clemens. Mr. Clemens has served as our president and chief executive officer since March 2017. From March 2014 to August 2016, Mr. Clemens served as an investment management professional for Dallas-based Revere Capital, LLC, an emerging private credit fund, where he established the firm’s west coast presence, led structured credit investments in commercial real estate and launched a new investment initiative for lower middle-market companies. From January 2008 to September 2012, Mr. Clemens served as Managing Director, Investment Management at White Oak Global Advisors, LLC, a San Francisco-based, de novo private credit investment management fund. As one of the first strategic hires following the founders, Mr. Clemens led the creation and comprehensive buildout of the investment process: transaction sourcing development and buildout; investment due diligence, underwriting, analysis, structuring and documentation process management; and post-closing portfolio management, oversight, reporting and valuation policies and procedures. Mr. Clemens directly sourced and managed approximately $285 million in credit/equity transactions during his term.

From June of 2004 through May of 2007, Mr. Clemens worked for both GE Capital and CIT Group, focusing on core commercial finance transaction, targeting the Specialty Retail and Consumer sector. From June of 2000 through November of 2002, he worked for WH Hambrecht & Co. as a member of the corporate finance team pursuing IPOs, M&A, other investment banking transactions and private equity financing in the communications systems space. From November 1998 through June 2000, Mr. Clemens worked in Silicon Valley Bank’s structured products group, providing structured debt finance, international trade finance, inventory financing and other commercial banking services to late stage private, and small and mid-cap publicly traded emerging growth technology companies. Mr. Clemens began his banking and financial services career at the Union Bank of California, where he provided corporate loans and other financial services to large general corporate clients as well as developing the bank’s emerging lending practice to middle-market technology companies.

In conjunction with his banking career, Mr. Clemens has built a private consulting practice for his client base, providing strategic advisory services, including capital raising, M&A and divestitures, transaction execution and process management and other services. Mr. Clemens graduated from Purdue University in May 1990 with a B.S. in Finance and a minor in Japanese.

Perpetua Seidenberg. Perpetua Seidenberg has served as a Director of Compliance at Vigilant Compliance, LLC since March 2014 and as an Associate at Vigilant Compliance, LLC from September 2010 to September 2012. Ms. Seidenberg is a Certified Public Accountant and was an auditor with PricewaterhouseCoopers LLP (‘‘PwC’’), in the investment management industry, from September 2012 to March 2014. Ms. Seidenberg graduated summa cum laude from La Salle University in 2012 with a Master’s degree in Business Administration and received a Bachelor of Science degree in Accounting in 2011. Ms. Seidenberg was also a member of the LaSalle Honors Program and a member of Beta Gamma Sigma. Ms. Seidenberg is also a member of the American Institute of CPAs.

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

The Audit Committee

The Company’s board of directors has established an audit committee. The audit committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the audit committee are Dr. Froehlich and Mr. Grant, each of whom is an independent director. Dr. Froehlich serves as the chairman of the audit committee. Our board of directors has determined that Dr. Froehlich is an ‘‘audit committee financial expert’’ as defined under SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of common stock and other equity securities of the Company. Such persons are required to furnish us with copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during the 2016 fiscal year.

Code of Ethics

We and FCIC Advisors LLC, our advisor (“FCIC Advisors”), have each adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act of 1940, as amended (the “1940 Act”), that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is incorporated by reference to our registration statement. You may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at http://freedomcapitalfunds.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549.

Item 11. Executive Compensation

Compensation of Executive Officers

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of FCIC Advisors or by individuals who were contracted by us or by FCIC Advisors to work on behalf of us, pursuant to the terms of the Investment Advisory and Administrative Services Agreement between the Company and FCIC Advisors (the ‘‘Advisory Agreement’’). Each of our executive officers is an employee of FCIC Advisors or an outside contractor, and the day-to-day investment operations and administration of our portfolio are managed by FCIC Advisors. In addition, we will reimburse FCIC Advisors for our allocable portion of expenses incurred by FCIC Advisors in performing its obligations under the investment advisory and administrative services agreement, including the allocable portion of the cost of our officers and their respective staffs determined under such agreement.

Compensation of Directors

Our directors who do not also serve in an executive officer or interested director capacity for us, FCIC Advisors or the dealer manager or who are otherwise affiliated therewith, are entitled to receive annual cash retainer fees, fees for attending in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Dr. Froehlich and Mr. Grant. Amounts payable under the arrangement will be determined and paid quarterly in arrears as follows:

Net Assets	Annual Cash Retainer	Board/ Committee Meeting Fee	Annual Chairperson Fee
$0 to $100 million	$12,000	$500	$1,000
$100 million to $300 million	$25,000	$1,000	$5,000
$300 million to $500 million	$40,000	$1,000	$5,000
$500 million to $1 billion	$60,000	$1,500	$20,000
> $1 billion	$80,000	$2,500	$25,000

The following table sets forth the compensation of our directors, for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash(1)	All Other Compensation	Total
Interested Directors
Jeffrey McClure(1)	—	—	—
Suneet Singal(2)	—	—	—
Liam Coakley(3)	—	—	—
Independent Directors
Keith Hall(4)	$15,000	—	$15,000
David Duhamel(4)	$13,500	—	$13,500
Steven Looney(4)	$13,500	—	$13,500
Dr. Bob Froehlich(5)	—	—	—
Frank Grant(5)	—	—	—

(1)	Mr. McClure resigned from the board of directors on March 30, 2017.

(2)	Mr. Singal was appointed to the board of directors on March 30, 2017.

(3)	Mr. Coakley resigned from the board of directors on March 30, 2017.

(4)	Messrs. Hall, Duhamel and Looney resigned from the board of directors on March 30, 2017.

(5)	Dr. Froehlich and Mr. Grant were appointed to the board of directors on March 30, 2017.

We will also reimburse our directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to our directors who also serve in an executive officer or interested director capacity for us, FCIC Advisors or the dealer manager or who are otherwise affiliated therewith.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of April 29, 2017, information with respect to the beneficial ownership of our common stock by:

•	Each person known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•	Each member of our board of directors and each executive officer; and

•	All of the members of our board of directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 29, 2017. Percentage of beneficial ownership is based on 845,627.27 shares of common stock outstanding as of April 29, 2017.

Shares Beneficially Owned as of April 29, 2017
Name(1)	Number of Shares	Percentage assuming maximum amount is purchased
Interested Director:
Suneet Singal(2)	11,111.11	*
Independent Directors:
Dr. Bob Froehlich	—	—
Frank Grant	—	—
Executive Officers:
Pat Clemens	—	—
Perpetua Seidenberg	—	—
Robert Amweg	—	—
All officers and directors as a group (6 persons)	11,111.11	*

*	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o First Capital Investment Corporation, 1560 Wilson Boulevard, Suite 450, Arlington, VA 22209.

(2)	Mr. Singal controls FCREI, which acquired Freedom Capital Investment Management LLC (“FCIM”) in April 2017. FCIM previously contributed $100,000 in exchange for 11,111.11 shares of our common stock. As a result, Mr. Singal is deemed to beneficially own the shares of our common stock held by FCREI.

The following table sets forth, as of April 29, 2017, the dollar range of our equity securities that are beneficially owned by each member of our board of directors, based on the current public offering price of $10.00.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)(3)
Interested Director:
Suneet Singal	$50,001 – $100,000 (4)
Independent Directors:
Dr. Bob Froehlich	None
Frank Grant	None

(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(2)	The dollar range of equity securities beneficially owned by our directors is based on the current public offering price of $10.00 per share.

(3)	The dollar range of equity securities beneficially owned are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

(4)	Mr. Singal controls FCREI, which acquired FCIM in April 2017. FCIM previously contributed $100,000 in exchange for 11,111.11 shares of our common stock. As a result, Mr. Singal is deemed to beneficially own the shares of our common stock held by FCIM.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions with Related Persons

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

Since the material terms of the Advisory Agreement and the Interim Advisory Agreement are identical, we use the term “Advisory Agreement” in this Amendment to include both agreements.

Our executive officers and certain of our directors who perform services for us on behalf of FCIC Advisors are also officers, trustees, managers, and/or key professionals of the dealer manager and other affiliated entities. These persons have legal obligations with respect to those entities that are similar to their obligations to us. In the future, these persons and other affiliates of FCIC Advisors may organize other investment programs and acquire for their own account investments that may be suitable for us. In addition, FCIC Advisors may grant equity interests in itself to certain management personnel performing services for FCIC Advisors.

Prior to the occurrence of a liquidity event, all future transactions with affiliates of ours will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of our directors, including a majority of our independent directors.

Compensation of FCIC Advisors

Pursuant to the Advisory Agreement, FCIC Advisors is entitled to receive an annual base management fee of 2.0% of our average monthly gross assets and an incentive fee based on our performance. Management fees will be paid on a quarterly basis in arrears.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the Advisory Agreement, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. Prior to Amendment No. 2 to the Advisory Agreement, effective February 10, 2017, the quarterly hurdle rate for determining whether subordinated incentive fees would be paid was 1.375 (5.5% annually).

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be accrued for on a quarterly basis and, if earned, will be paid annually. We will accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the Advisory Agreement, the fee payable to FCIC Advisors will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

FCIC Advisors is not eligible to receive any incentive fees on capital gains until such time as the amount of capital gains incentive fees that would otherwise be payable to FCIC Advisors equals the total of the selling commissions, dealer manager fees and organization and offering expenses borne by stockholders in our offering measured as of the end of each fiscal year on a cumulative basis.

Allocation of FCIC Advisors’ Time

We rely on FCIC Advisors to manage our day-to-day activities and to implement our investment strategy. FCIC Advisors and certain of its affiliates may in the future be involved with activities which are unrelated to us. As a result of these activities, FCIC Advisors, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they may become involved. FCIC Advisors and its employees will devote only as much of its or their time to our business as FCIC Advisors and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, FCIC Advisors, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us.

However, we believe that the members of FCIC Advisors’ senior management and the other key investment professionals have sufficient time to fully discharge their responsibilities to us and to the other businesses in which they are involved. We believe that our affiliates and executive officers will devote the time required to manage our business and expect that the amount of time a particular executive officer or affiliate devotes to us will vary during the course of the year and depend on our business activities at the given time.

Competition and Allocation of Investment Opportunities

Concurrent with our continuous offering, employees of FCIC Advisors may simultaneously provide investment advisory services to other accounts. Currently, FCIC Advisors does not engage in market transactions where order aggregation may arise, as FCIC Advisors does not presently have any client other than us but may have additional clients in the future that may have investment objectives similar to ours.

Subject to certain 1940 Act restrictions on co-investments with affiliates, FCIC Advisors may determine it appropriate for us and one or more other investment accounts managed by FCIC Advisors or any of its affiliates to participate in an investment opportunity. For example, we generally will not be permitted to co-invest with certain entities affiliated with FCIC Advisors in transactions originated by FCIC Advisors or its affiliates unless we obtain an exemptive order from the SEC. We presently do not have exemptive relief under the 1940 Act to engage in such co-investments. Consequently, we can only co-invest alongside FCIC Advisors or its affiliates in accordance with existing regulatory guidance and the allocation policies of FCIC Advisors and its affiliates, as applicable. To the extent we are able to make co-investments with investment accounts managed by FCIC Advisors or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to us and other participating accounts.

To mitigate these conflicts, FCIC Advisors will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction. If investment opportunities are not allocable among us and other clients of FCIC Advisors because only one account may partake in such an opportunity at one time, investment opportunities will be allocated on a rotational basis among all clients of FCIC Advisors, including us, that are eligible to participate in such opportunities. FCIC Advisors will also utilize the allocation policies described above if we co-invest with other clients of FCIC Advisors and its affiliates in transactions where price is the only negotiated point. We are prohibited from engaging in co-investment transactions where terms other than price are to be negotiated unless we obtain exemptive relief from the SEC. There can be no assurance that if we apply for such exemptive relief, it will be granted.

Affiliated Dealer Manager

The dealer manager is an affiliate of FCIC Advisors. This relationship may create conflicts in connection with the dealer manager’s due diligence obligations under the federal securities laws. Although the dealer manager will examine the information in our prospectus for accuracy and completeness, due to its affiliation with FCIC Advisors, no independent review of us will be made in connection with the distribution of our shares in our offering. In addition, the dealer manager is entitled to compensation in connection with our offering.

Compensation of Dealer Manager and Selected Broker-Dealers

The dealer manager receives selling commissions of 7.0% of the gross proceeds of shares sold in this offering. The dealer manager also receives a dealer manager fee of 3.0% of the gross offering proceeds as compensation for acting as the dealer manager. The dealer manager will not directly or indirectly pay or award any fees or commissions or other compensation to any person or entity engaged to sell our shares, except to a registered broker-dealer or other properly licensed agent for selling or distributing our shares of common stock.

The dealer manager authorizes other broker-dealers that are members of FINRA, which we refer to as selected broker-dealers, to sell our shares. The dealer manager may re-allow all of its selling commissions attributable to a selected broker-dealer.

The dealer manager, in its sole discretion, may re-allow to any selected broker-dealer a portion of its dealer manager fee for reimbursement of marketing expenses. The amount of the reallowance will be based on such factors as the number of shares sold by the selected broker-dealer, the assistance of the broker-dealer in marketing our offering and due diligence expenses incurred. The maximum aggregate amount of the reallowances of the 3.0% dealer manager fee will be 1.5% of the gross proceeds from shares sold in this offering.

In addition to the payment of selling commissions and the dealer manager fee, we reimburse the dealer manager and selected broker-dealers for bona fide accountable due diligence expenses supported by detailed itemized invoices. We expect to reimburse up to 0.5% of the gross offering proceeds for accountable due diligence expenses, which are included as part of the reimbursement of organization and offering expenses in an amount up to 2.0% of the gross offering proceeds.

We may reimburse our dealer manager and its associated persons and affiliates for certain expenses that are deemed underwriting compensation. We have agreed to reimburse the dealer manager for reasonable fees and expenses incurred in connection with: (a) legal counsel to the dealer manager, including fees and expenses incurred prior to the effectiveness of the registration statement, of which this prospectus forms a part, provided such fees and expenses are incurred in relation to the dealer manager; (b) customary travel, lodging, meals and reasonable entertainment expenses incurred in connection with this offering; (c) attendance at broker-dealer sponsored conferences, educational conferences sponsored by us, industry sponsored conferences and informational seminars; (d) non-accountable due diligence expenses incurred by our dealer manager or a participating broker-dealer; (e) customary promotional items; and (f) sales incentives. Such reimbursements will come from the dealer manager fee. The value of any non-cash compensation that is a promotional gift may not exceed an aggregate of $100 per sales person, per year in accordance with FINRA regulations. In the event other incentives are provided to registered representatives of the dealer manager or the participating broker-dealers, those incentives will be paid only in cash, and such payments will be made only to the dealer manager, not to participating broker-dealers or to their registered representatives.

We will not pay selling commissions or dealer manager fees on shares sold under our distribution reinvestment plan. The amount that would have been paid as selling commissions and dealer manager fees if the shares sold under our distribution reinvestment plan had been sold pursuant to this public offering of shares will be retained and used by us. Therefore, the net proceeds to us for sales under our distribution reinvestment plan will be greater than the net proceeds to us for sales pursuant to this prospectus.

Expense Support and Conditional Reimbursement Agreement

Pursuant to the expense reimbursement agreement, FCIC Advisors has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings plus such amounts necessary to reduce our operating expenses to ensure that we bear a reasonable level of expenses in relation to our investment income. FCIC Advisors is under no obligation to waive its fees and reimburse certain of our expenses to prevent our distributions from constituting returns of capital for tax purposes. However, because certain investments we may make, including preferred and common equity investments, may generate distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may exceed our earnings and also be deemed to constitute a return of capital for tax purposes. Under those circumstances, FCIC Advisors will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to provide tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, FCIC Advisors will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter plus such amounts necessary to reduce our operating expenses to ensure that we bear a reasonable level of expenses in relation to our investment income, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse FCIC Advisors for any amounts funded by FCIC Advisors under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FCIC Advisors funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by us to stockholders; provided, however, that (i) we will only reimburse FCIC Advisors for expense support payments made by FCIC Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause ‘‘other operating expenses’’ (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by ‘‘other operating expenses’’ during the fiscal year in which such expense support payment from FCIC Advisors was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FCIC Advisors made during the same fiscal year) and (ii) we will not reimburse FCIC Advisors for expense support payments made by FCIC Advisors if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time FCIC Advisors made the expense support payment to which such reimbursement relates. ‘‘Other operating expenses’’ means our total ‘‘operating expenses’’ (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. ‘‘Operating expenses’’ means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Investments

As a BDC, we may be limited in our ability to invest in any portfolio company in which any fund or other client managed by FCIC Advisors or its affiliates has an investment. We may also be limited in our ability to co-invest in a portfolio company with FCIC Advisors or one or more of its affiliates. In general, we may not invest in general partnerships or joint ventures with affiliates (other than publicly registered affiliates) unless we meet several conditions, including that there are no duplicate fees to FCIC Advisors. Our ability to invest in general partnerships or joint ventures with non-affiliates that own specific assets is also subject to several conditions, including requirements that we own a controlling interest in any entity, and that no duplicate fees are allowed to FCIC Advisors.

Appraisal and Compensation

Our charter provides that, in connection with any transaction involving a merger, conversion or consolidation, either directly or indirectly, involving us and the issuance of securities of a surviving entity after the successful completion of such transaction, or ‘‘roll-up,’’ an appraisal of all our assets will be obtained from a competent independent expert which will be filed as an exhibit to the registration statement registering the roll-up transaction. Such appraisal will be based on all relevant information and shall indicate the value of our assets as of a date immediately prior to the announcement of the proposed roll-up. The engagement of such independent expert shall be for the exclusive benefit of our stockholders. A summary of such appraisal shall be included in a report to our stockholders in connection with a proposed roll-up. All stockholders will be afforded the opportunity to vote to approve such proposed roll-up, and shall be permitted to receive cash in an amount of such stockholder’s pro rata share of the appraised value of our net assets.

Director Independence

As required by our charter, a majority of the members of our board of directors must qualify as “independent directors” as affirmatively determined by our board of directors. Our board of directors consults with our legal counsel to ensure that its determinations are consistent with our charter and applicable securities and other laws and regulations regarding what constitutes an “independent director.” We do not consider a director independent unless our board of directors has determined that he or she has no material relationship with us in accordance with Section 2(a)(19) of the 1940 Act

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, our board of directors has determined that Dr. Froehlich and Mr. Grant, who comprise a majority of our board of directors, qualify as independent directors.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

RSM US LLP, an independent registered public accounting firm located at 919 East Main Street, Suite 1800 Richmond, VA 23219, has served as our independent public accountant since the Company’s inception

Independent Registered Public Accountant’s Fees

RSM US LLP performed various audit and other services for us during 2015 and 2016. Fees for professional services provided by RSM US LLP in 2015 and 2016 in each of the following categories are:

	2016	2015
Audit Fees	$30,000	$5,000
Audit-Related Fees	16,000	22,620
Tax Fees	1,600	1,400
All Other Fees	11,096	60,357
Total Fees	$58,696	$89,877

“Audit Fees” relate to fees and expenses billed by RSM US LLP for the annual audit, including the audit of our financial statements, review of our quarterly financial statements and for comfort letters and consents related to stock issuances.

“Audit-Related Fees” relate to fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

“Tax Fees” relate to fees for all professional services performed by professional staff in our independent auditor's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

“All Other Fees” relate to fees for any services not included in the above-described categories.

Pre-Approval Policies and Procedures

Our Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management. All of the audit and permitted non-audit services described above for which RSM US LLP billed the Company for the fiscal years ended December 31, 2016 and 2015 were pre-approved by the Audit Committee

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Amendment:

1. The list of the financial statements was previously filed with the Original Report.

2. Exhibits. The exhibits filed with this Amendment are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL INVESTMENT CORPORATION

Dated: May 1, 2017	/s/ Pat Clemens
Pat Clemens President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement of the Registrant dated March 4, 2015 (incorporated by reference to Exhibit (a)(1) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on May 4, 2015).

3.2	Article of Amendment of the Registrant, dated January 6, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2017).

3.3	Second Amended and Restated Bylaws of the Registrant dated (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on September 18, 2015).

3.4	Amendment No. 1 to the Second Amended and Restated Bylaws of the Registrant adopted September 9, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2015, filed on March 18, 2016).

3.5	Amendment No. 2 to the Second Amended and Restated Bylaws of the Registrant adopted March 31, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2017).

4.1	Amended and Restated Distribution Reinvestment Plan of the Registrant (incorporated by reference to Exhibit (e)(1) to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-202461), filed on February 10, 2017).

10.1	Investment Advisory and Administrative Services Agreement by and between the Registrant and FCIC Advisors LLC, dated March 5, 2015 (incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on May 4, 2015).

10.2	Amendment No. 1 to the Investment Advisory and Administrative Services Agreement by and between the Registrant and FCIC Advisors LLC, dated March 15, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2015, filed on March 18, 2016).

10.3	Amendment No. 2 to the Investment Advisory and Administrative Services Agreement by and between the Registrant and FCIC Advisors LLC, dated February 10, 2017 (incorporated by reference to Exhibit (g)(3) to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-202461), filed on February 10, 2017).

10.4	Letter Agreement between the Registrant and FCIC Advisors LLC, dated February 10, 2017 (incorporated by reference to Exhibit (g)(4) to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-202461), filed on February 10, 2017).

10.5	Interim Investment Advisory and Administrative Services Agreement by and between the Registrant and FCIC Advisors LLC, dated March 31, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2017).

10.6	Form of Investment Advisory and Administrative Services Agreement by and between the Registrant and FCIC Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2017).

10.7	Amended and Restated Dealer Manager Agreement by and among the Registrant, Freedom Capital Investment Advisors LLC and Democracy Funding LLC, dated March 5, 2015 (incorporated by reference to Exhibit (h)(1) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on September 18, 2015).

10.8	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement (incorporated by reference to Exhibit (k)(7) to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-202461), filed on February 10, 2017).

10.9	Custody Agreement by and between Millennium Trust Company and the Registrant, dated February 10, 2017 (incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-202461), filed on February 10, 2017

10.10	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and between the Registrant and FCIC Advisors LLC, dated November 9, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2016).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit (r)(1) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on May 4, 2015).

14.2	Code of Ethics of FCIC Advisors LLC (incorporated by reference to Exhibit (r)(2) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-202461), filed on May 4, 2015).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed or furnished, as the case may be, with the Original Report, originally filed with the SEC on April 14, 2017, which is being amended hereby.