Form 10-K
period 2017-12-31
StHealth Capital Investment Corp
filed 2019-08-19
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01137

StHealth Capital Investment Corp.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1709055
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

680 5th Avenue New York, NY, 21st Floor	10022
(Address of Principal Executive Offices)	(Zip Code)

646-512-9054

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	None	Not Registered on any exchange at this time
Preferred Stock, par value $0.001 per share	None	Not Registered on any exchange at this time

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

☐ Large Accelerated Filer	☐ Accelerated Filer

☒ Non-accelerated Filer	☐ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2017 was $8,279,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 16, 2019, the Company had 2,726,758 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STHEALTH CAPITAL INVESTMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2017

PART I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions and capital raising transactions, and other factors, including the risk factors described in greater detail in Item 1A of this Form 10-K under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1. BUSINESS

As used in this Annual Report, unless the context otherwise requires, the terms “StHealth,” “we,” “us,” and the “Company” refer to StHealth Capital Investment Corp., a Maryland corporation.

Overview

The Company’s investment objective is to generate capital appreciation and, to a lesser extent, current income. The Company intends to achieve its investment objective by investing directly in originated debt and equity financings, in addition to syndicated and traded transactions. The Company intends to focus on equity investments in a broad array of private U.S. small- and middle-market companies that meet the Company’s investment objectives, which is defined as companies with annual revenue of approximately $10 million to $2.5 billion at the time of investment. To achieve its investment objective, the Company will leverage the Investment Committee’s (as defined below) extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that the Company will achieve its investment objective. In the event that the Company invests in public companies, it will be limited to investing in such companies with capitalization of less than $250 million. The Company will also invest primarily in established, stable enterprises with a history of operations and positive cash flows and maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within its portfolio.

The Company will seek mainly equity investment opportunities within the healthcare sector, which spans biopharmaceuticals, medical technologies, diagnostics, biotechnology and life sciences, and any other key verticals within the sector (“Healthcare”) and related companies which are at identifiable strategic or commercial “inflection points”. The Company may, from time to time, invest in debt related securities that it deems consistent with its overall strategy. The Company’s Investment Committee (defined below) has developed, over a long period of time, a broad and deep network of relationships throughout the Healthcare and hospital spaces and the investment communities with which these industries are involved. The Company is able to leverage these relationships across these spaces and communities to identify situations in which companies with established, unique, and highly commercializable technologies: (a) are on the verge of entering into a strategic partnership with a major company/entity which could facilitate significant commercialization and greatly increase the company’s value; or (b) can benefit from the Adviser’s relationships to effect a strategic partnership/relationship with a major company/entity which likely results in significantly higher levels of commercialization and increased value. While the Company will seek to primarily invest in Healthcare companies, the Company may also invest in other sectors and industries, depending on available investment opportunities.

From time to time, the Company may be exposed to significant market risk. The Company’s investment portfolio may be concentrated and subject its holders of common stock to additional risks. The Company is subject to certain investment restrictions with respect to leverage and type of investments, as described herein.

As a Business Development Company (“BDC”), at least 70% of the Company’s assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein.

While the Company has limited operating history, the Company does have an existing portfolio consisting of certain loan investments. The Company entered into these investments at the direction of the predecessor investment manager. The Adviser’s management team, in conjunction with the Company’s audit firm, is conducting an analysis and audit of the current portfolio in order to assess a net asset value to the portfolio. However, it is important to note that the investments in the current portfolio may have little or no value. Moreover, while the Adviser may seek to restructure some of the current portfolio investments, there is no guarantee that the Adviser will be successful in doing so. As a result, Shareholders may experience significant losses and may incur additional expenses as the Company seeks to reposition its current portfolio.

The Adviser — StHealth Capital Advisors, LLC

The Company is managed by the Adviser. Subject to the overall supervision of the Board of Directors, the Adviser is responsible for managing the business and activities of the Company, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals. The Adviser is StHealth Capital Advisors LLC. The Adviser’s investment committee (the “Investment Committee”) is led by Derek Taller, and David Lessen, and is supported by certain other members of the Adviser. The biographies and experience of the Investment Committee are can be found on our website, www.sthealth.com. The Investment Committee has significant experience in Healthcare-related investments, in identifying investments in the U.S. small- and middle-market companies and evaluating and managing companies with established, unique, and highly commercializable technologies.

Market Trends

The Company believes there are currently, and will continue to be, significant investment opportunities in equity securities of U.S. small- and middle-market companies, particularly in the Healthcare and related companies in the United States based on a combination of the following factors:

Limited availability of capital for U.S. small- and middle-market companies. The Company believes that regulatory and structural changes in the market have reduced the amount of capital available to U.S. small- and middle-market companies. In particular, the Company believes there are currently fewer providers of capital to small- and middle-market Healthcare companies. Traditional middle market lenders, such as commercial and regional banks and commercial finance companies, have contracted their origination and lending activities and are focusing on more liquid asset classes, or have exited the business altogether. The Company believes the Basel III accord, and implementing regulations by the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, will significantly increase capital and liquidity requirements for banks, decreasing their capacity to hold non-investment grade leveraged loans on their balance sheets.

Attractive investment dynamics. The Investment Committee has a strategic focus on the Healthcare sector and related companies and will seek to capitalize on what it perceives to be a deep and wide market opportunity in this sector. This investment approach will align with the Investment Committee’s extensive executive, scientific and commercial experience in the Healthcare sector, which spans biopharmaceuticals, medical technologies, diagnostics and other key verticals within the sector.

Conservative capital structures. Following the credit crisis, which the Company defines broadly as occurring between mid-2007 and mid-2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. small- and middle-market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. small- and middle-market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when applicable, restructuring process.

Potential Competitive Strengths

The Company believes that the Adviser’s experience in investing in Healthcare sector companies, coupled with a disciplined approach to sector analysis, portfolio construction and risk management should allow the Company to achieve attractive risk-adjusted returns while preserving the Company’s capital. The Company believes that it has the following competitive strengths, which will give it the opportunity to achieve its objectives:

Experienced team with expertise in the Healthcare sector. Each of the members of the Investment Committee has extensive executive, scientific and commercial experience in the Healthcare sector, which spans biopharmaceuticals, medical technologies, and other key verticals within the sector. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. The Company believes this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of small- and middle-market Healthcare companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on its investments.

Distinctive origination platform. The Company anticipates that a substantial majority of its investments will not be intermediated and that its origination platform provides it the ability to originate investments without the assistance of investment banks or other traditional Wall Street sources. The Investment Committee will be responsible for originating, underwriting, executing and managing the assets of the Company’s transactions and for sourcing and executing opportunities directly. The Investment Committee has significant experience in building and maintaining strong relationships with private equity sponsors and companies.

The Investment Committee also maintains direct contact with financial sponsors, banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of investment opportunities. The Company believes the Adviser’s ability to source through multiple channels will allow it to generate investment opportunities that have more attractive risk-adjusted return characteristics than by relying solely on origination flow from investment banks or other intermediaries and to be more selective investors.

Potential long-term investment horizon. The Company believes its potential long-term investment horizon gives it flexibility, allowing it to maximize returns on its investments. The Company intends to invest using a long-term focus, which it believes will provide it with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g. open-ended mutual funds and ETFs).

Defensive, income-oriented investment philosophy. The Adviser will employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach will involve a multi-stage selection process for each investment opportunity as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to minimize potential losses and achieve attractive risk-adjusted returns.

Investments in U.S. Small- and Middle-Market Healthcare Companies. The Company’s portfolio of U.S. small and middle-market investments has a focus on companies in the Healthcare sector, as the Adviser believes there is a large and growing opportunity in this sector. Changes in the Healthcare sector are creating certain investment opportunities, and we believe, should produce attractive investment opportunities. The Company believes some participants are better positioned to take advantage of these changes while others will consolidate with stronger players. Based on our deep understanding of the Healthcare sector, the Company believes these developments will create a changing landscape for years to come.

Active portfolio monitoring. The Adviser will closely monitor the investments in the Company’s portfolio and take a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser will aim to receive and review detailed financial information from portfolio companies no less than quarterly and seek to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. The Company anticipates that many of its investments will have financial covenants that the Company believes will provide an early warning of potential problems facing its borrowers, allowing lenders, including the Company, to identify and carefully manage risk.

Investment Selection

The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met in connection with each of the Company’s investments.

Established companies with positive cash flow. The Company seeks to invest in companies with sound historical financial performance which the Company believes tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. The Adviser will typically focus on companies with a history of profitability on an operating cash flow basis. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.

Strong competitive position in industry. The Adviser will analyze the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser will consider include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. The Company seeks to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. The Company seeks companies that demonstrate advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors that when compared to their competitors, may help to protect their market position and profitability.

Experienced management team. The Company seeks to invest in companies that have experienced management teams. The Company also seeks to invest in companies that have proper incentives in place, including having significant equity interests, to motivate management to act in concert with its interests as investors.

Diversified customer and supplier base. The Company generally seeks to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Exit strategy. While certain debt investments may be repaid through operating cash flows of the borrower, the Company expects that the primary means by which it exits its investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets. In addition, in connection with the Company’s investing activities, it may make commitments with respect to an investment in a potential portfolio company substantially in excess of its final investment. In such situations, while the Company may initially agree to fund up to a certain dollar amount of an investment, it may syndicate a portion of such amount such that it is left with a smaller investment than what was reflected in its original commitment.

Private equity sponsorship. Often the Company will seek to participate in transactions sponsored by what it believes to be high-quality private equity firms. The Company believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, private equity sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.

Investments in Healthcare portfolio companies and related industries. The Company will seek to invest primarily in Healthcare portfolio companies and related industries.

Investment Process Overview

Origination and sourcing. The Adviser will seek to originate transactions through multiple channels. In addition to the decade long relationships with leading financial intermediaries including investment banks, commercial banks, private equity investors and other financial professionals, the Adviser’s transaction team will seek to identify potential investment opportunities in companies to directly source transaction opportunities.

The Adviser intends to make opportunistic equity investments. Through such opportunistic equity investments, the Company intends to identify and capitalize on market price inefficiencies by investing in equity securities where the Company believes the value of such securities reflects a lower value than what the fundamentals of the target company represent based on the fundamental analysis of the company and the broader investment market as a whole. The Company will seek to allocate capital to companies that have been misunderstood or mispriced by the market, and companies that are considered to be in the “development stage” of operation and in need of growth capital. The Company believes there is an opportunity to earn positive returns when targeting companies that possess defensible existing business models and have attractive growth potential.

Evaluation process. In its initial review of an investment opportunity, the Adviser transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets the team’s basic investment criteria and other guidelines specified by the Adviser, within the context of proper allocation of its portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk.

For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated research analyst, the results of which are available for the transaction team to review. In the case of a primary transaction, the Adviser will conduct detailed due diligence investigations as necessary.

Before undertaking an investment, the transaction team will conduct a thorough due diligence review of the opportunity to ensure the company fits the team’s investment strategy, which may include:

●	full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;

●	a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

●	on-site visits, if deemed necessary;

●	background checks to further evaluate management and other key personnel;

●	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

●	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

●	a review of management’s experience and track record.

When possible, the Company’s Investment Committee will seek to structure transactions in such a way that the target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work the Company may require.

Execution. The Adviser seeks to maintain a defensive approach toward its investment decisions by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to the Company’s portfolio and (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments. The consummation of a transaction will require majority approval from the members of the Investment Committee.

Portfolio monitoring. The Adviser will monitor the Company’s portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Adviser will work closely with portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, the Company may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Adviser will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a monthly and/or quarterly basis from the portfolio companies. The Adviser will use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, the Adviser will use an investment rating system to characterize and monitor the expected level of returns on each investment in the Company’s portfolio. The Adviser will use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment

  Rating          Summary Description

1.	Investment exceeding expectations and/or capital gain expected.

2.	Performing investment generally executing in accordance with the portfolio company’s business plan

3.	Performing investment requiring closer monitoring.

4.	Underperforming investment, but still expecting a positive return on investment.

5.	Underperforming investment with expected loss

The Adviser will continuously monitor and, when appropriate, will change the investment ratings assigned to each investment in the Company’s portfolio. In connection with valuing the Company’s assets, the Board of Directors will review these investment ratings on a quarterly basis. In the event that the Board of Directors or the Investment Committee determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, they will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation. Concurrently, the Adviser will also evaluate the opportunity to exit an investment, through a trade-sale or other liquidity event, opportunities that are outperforming where the Adviser believes it can capitalize on a rise in the value of the business relative to the initial forecast and realize value for the benefit of investors.

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investments, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect the Company’s expectation of performance and changes in investment values.

Each quarter, the Company will value investments in the portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, the Board of Directors will determine the fair value of such investments in good faith, utilizing the input of the Investment Committee, the Company’s valuation committee, the Adviser and any other professionals or materials that the Board of Directors deems worthy and relevant independent third-party pricing services and independent third-party valuation firms, if applicable.

As a BDC, the Company must offer, and provide upon request, managerial assistance to its portfolio companies. This assistance could involve, among other things, monitoring the operations of the portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Adviser will provide such managerial assistance on the Company’s behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, the Company, rather than the Adviser, will retain any fees paid for such assistance

Exit. The Company will attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing the Company a means by which it may exit the positions. It expects that a large portion of the Company’s portfolio may be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, the Company intends to focus primarily in investing in companies whose business models and growth prospects offer attractive exit possibilities, including an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Structure of Investments

The Company’s investment objective is to generate capital appreciation and, to a lesser extent, current income. The Company anticipates that its portfolio will be comprised of investments primarily in common equity, equity-linked and preferred equity securities, and to a lesser extent in senior secured loans, second lien secured loans, and subordinated debt, of private U.S. small- and middle-market companies. As a non-principal strategy, the Company may also invest in original discount instruments.

The Adviser seeks to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to more senior portions of the capital structure, where returns tend to be weaker in a more stable or growing economy, but more secure in weak economic environments. Senior secured debt is situated at the top of the capital structure, and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and finally common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. The Company will rely on the Adviser’s experience to structure investments, possibly using all levels of the capital structure, which the Company believes will perform in a broad range of economic environments.

Equity and equity-related securities. The Company intends to focus on equity investments. As a result, the Company will enter into investments in preferred or common equity or convertible bonds, sometimes in conjunction with a private equity sponsor the Company believes to be of high quality. The Company may also invest in preferred or common equity or convertible bonds of private, closely-held companies that the Company believes are under-valued or under-appreciated opportunities where the Adviser’s experience and the Company’s capital can aid in enhancing enterprise value within the target investment time horizon. In addition, the Company may receive the right to make equity investments in a portfolio company whose debt securities the Company holds in connection with the next equity financing round for that company. This right will provide the Company with the opportunity to further enhance its returns over time through equity investments in the portfolio companies. In addition, the Company may hold equity-related securities consisting primarily of warrants or other equity interests. In the future, the Company may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising its right, if any, to require a portfolio company to repurchase the equity-related securities the Company holds. With respect to any preferred or common equity investments, the Company expects to target an annual investment return of at least 20%. There can be no assurance that any preferred or common equity or convertible bond investment that the Company makes will generate such returns.

Senior secured debt. Senior secured debt is situated at the top of the capital structure. Because these loans have priority in payment they carry the least risk among all investments in a firm. Generally, the Company’s senior secured loans are expected to have maturities of two to four years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, the Company expects that the interest rate on the senior secured loans typically will have variable rates ranging between 3.0% and 7.0% over a standard benchmark, such as the prime rate or LIBOR.

Second lien secured debt. Second lien secured debt is immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, the Company expects these loans to carry a fixed or a floating current yield of 6.0% to 10.0% over the prime rate or LIBOR. In addition, the Company may receive additional returns from any warrants it may receive in connection with these investments.

Subordinated debt. In addition to senior secured and second lien secured loans, the Company also may invest a portion of its assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior secured debt and second lien secured debt and are often unsecured but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to senior secured debt and second lien secured debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. The Company intends to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, the Company expects these securities to carry a fixed or a floating current yield of 6.0% to 12.0% over the prime rate or LIBOR. In addition, the Company may receive additional returns from any warrants it may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be structured to include payment in kind, or PIK components.

Non-U.S. securities. The Company may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Cash and cash equivalents. The Company may maintain a certain level of cash or equivalent instruments to make follow-on investments if necessary, in existing portfolio companies or to take advantage of new opportunities.

Portfolio Valuation

The Company determines the net asset value of the investment portfolio each quarter. The Board of Directors will establish a valuation committee to assist it in establishing guidelines and making recommendations to the Board of Directors regarding the valuation of the investments. The valuation committee will be comprised of all of the Company’s independent directors and certain of the Adviser’s investment professionals.

Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, the Company expects that the Adviser will provide the Board of Directors with portfolio company valuations which will be based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, the Company intends to undertake a multi-step valuation process each quarter, as described below:

●	the Company’s quarterly valuation process will begin with the Adviser’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

●	preliminary valuation conclusions will then be documented and discussed with the valuation committee;

●	the valuation committee will review the preliminary valuation and the Adviser’s management team, together with the Company’s independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

●	the Board of Directors will discuss valuations and determine the fair value of each investment in the portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Adviser, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s financial statements. Below is a description of factors that the Board of Directors may consider when valuing the debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Board of Directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

The equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The Board of Directors, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The Board of Directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Board of Directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

If the Company receives warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, the Board of Directors will allocate the cost basis in the investment between the debt securities and any such warrants or other equity-linked securities received at the time of origination. The Board of Directors will subsequently value these warrants or other equity-linked securities received at fair value.

The fair values of the investments will be determined in good faith by the Board of Directors in consultation with management. The Board of Directors will be solely responsible for the valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company intends to value all of the Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end provided by independent third-party pricing services and screened for validity by such services. For investments for which the third-party pricing service is unable to obtain quoted prices, the Company intends to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, the Company’s valuation committee intends to utilize an independent third-party valuation service to value such investments.

The Company will periodically benchmark the bid and ask prices it receive from the third-party pricing services and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which the Company purchases and sell the investments. The Company believes that these prices will be reliable indicators of fair value. The Company’s valuation committee and Board of Directors will review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

ITEM 1A. RISK FACTORS

As described elsewhere in this document, StHealth Capital Partners LLC recently entered into an agreement to acquire the Adviser. As a result of the execution of this agreement, there have been significant changes affecting the Company. There can be no assurance that the changes resulting from the acquisition by StHealth Capital Partners LLC will be beneficial to the Shareholders.

The Adviser has no prior experience managing a BDC or a RIC.

The Adviser and the members of the Investment Committee have no prior experience in managing a BDC or a RIC. Therefore, the Adviser may not be able to successfully operate the Company’s business or achieve its investment objectives. As a result, an investment in the Company’s shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent the Company from qualifying as a BDC or a RIC or could force it to pay unexpected taxes and penalties, which could be material. The Adviser’s lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objectives.

The Company’s shares will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if Shareholders purchase shares in this offering, it is unlikely that they will be able to sell them and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.

The Company’s shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that the Company will complete a liquidity event. Even if it does complete a liquidity event, Shareholders may not receive a return of all of their invested capital. In addition, any shares repurchased pursuant to the Company’s share repurchase program may be purchased at a price which may reflect a discount from the purchase price Shareholders paid for the shares being repurchased. If the Company’s shares are listed, it cannot assure Shareholders that a public trading market will develop.

The Company is not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

There can be no assurance that the Company will complete a liquidity event by a specified date or at all.

The net asset value of the Company’s common stock may fluctuate significantly.

The net asset value of the market for shares of the Company’s common stock may be significantly affected by numerous factors, some of which are beyond its control and may not be directly related to its operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC status (once obtained) or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of the Company’s portfolio of investments; (v) changes in accounting guidelines governing valuation of the Company’s investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of the Company’s investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

The Company has a limited operating history.

The Company was formed on June 19, 2014 and did not commence operations until February 16, 2017. Notwithstanding the foregoing, following the Acquisition and arrival of the new Investment Committee, the Company is looking to take advantage of the investment opportunities in the Healthcare sector. There are no assurances that the new Investment Committee will be able to source attractive investment opportunities for the Company. And as a result, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of its common stock could decline substantially.

While the Company has limited operating history, the Company does have an existing portfolio consisting of certain loan investments. The Company entered into these investments at the direction of the predecessor investment manager. The Adviser’s management team, in conjunction with the Company’s audit firm, is conducting an analysis and audit of the current portfolio in order to assess a net asset value to the portfolio. However, it is important to note that the investments in the current portfolio may have little or no value. Moreover, while the Adviser may seek to restructure some of the current portfolio investments, there is no guarantee that the Adviser will be successful in doing so. As a result, Shareholders may experience significant losses and may incur additional expenses as the Company seeks to reposition its current portfolio.

An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing its shares.

While the Adviser has generally not identified, made or contracted to make all of the investments on the Company’s behalf, the Adviser has identified Orchestra Biomed, Inc. (“Orchestra”) as an initial investment for the Company. Orchestra is a therapeutic device company focused on the development and commercialization of high impact, data driven transformational solutions for targeted high value unmet medical needs. Orchestra’s primary focus is on developing new therapies for cardiovascular diseases which are the leading cause of death worldwide. Orchestra is being formed primarily through the combination of Caliber Therapeutics, Inc. and Backbeat Medical, Inc. with the objective of creating a diversified therapeutic device company that is able to secure financial resources broadly through the capital markets, deploy expert human resources for product development, and optimize value realization by having flexibility to pursue strategic partnerships, including licensing and global distribution arrangements, as well as direct commercialization or strategic asset transactions.

Aside from the Orchestra investment, Shareholders will generally not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments the Company makes using the proceeds from this offering prior to making a decision to purchase its shares. Shareholders must rely on the Adviser to implement the Company’s investment policies, to evaluate all of its investment opportunities and to structure the terms of the investments rather than evaluating them in advance of purchasing shares of common stock. Because investors are not able to evaluate the Company’s investments in advance of purchasing its shares, the public offering may entail more risk than other types of offerings. This additional risk may hinder Shareholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Company may be unable to invest a significant portion of the net proceeds of its offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of the offering may impair the Company’s performance. It cannot assure Shareholders that it will be able to identify any investments that meet its investment objectives or that any investment that it makes will produce a positive return. It may be unable to invest the net proceeds of its offering on acceptable terms within the time period that it anticipates or at all, which could harm its financial condition and operating results.

Prior to investing in securities of portfolio companies, the Company will invest the net proceeds of this offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which the Company expects to achieve when its portfolio is fully invested in securities meeting its investment objectives. As a result, any distributions that it pays while its portfolio is not fully invested in securities meeting its investment objectives may be lower than the distributions that it may be able to pay when its portfolio is fully invested in securities meeting its investment objectives.

The Company may pay distributions from offering proceeds, borrowings or the sale of assets to the extent its cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

The Company may fund distributions from the un-invested proceeds of an offering and/or borrowings, if any, and it has not established limits on the amount of funds it may use from net offering proceeds or borrowings to make any such distributions, if any. It may pay distributions from the sale of assets to the extent distributions exceed its earnings or cash flows from operations. Distributions from the proceeds of the Company’s offering or from borrowings could reduce the amount of capital it ultimately invests in its portfolio companies.

A Shareholder’s interest in the Company will be diluted if it issues additional shares, which could reduce the overall value of an investment in the Company.

Investors will not have preemptive rights to any shares the Company issues in the future. Its charter authorizes it to issue up to 550,000,000 shares of common stock. Pursuant to the charter, a majority of the Company’s entire Board of Directors may amend the charter to increase the number of authorized shares of stock without Shareholder approval. After an investor purchases shares, the Board of Directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to the Company’s independent directors or employees of the Adviser. To the extent the Company issues additional equity interests after an investor purchases its shares, an investor’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the Company’s investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Distribution and Asset Coverage Ratio Requirements May Impact Company’s Ability to Grow.

In order to satisfy the requirements applicable to RICs and to avoid payment of excise taxes, the Company intends to distribute to its Shareholders substantially all of its ordinary income and capital gain net income except for certain net capital gains, which it intends to retain and to elect to treat as deemed distributions to its Shareholders. As a BDC, the Company is generally required to meet a coverage ratio of total assets to total senior securities, which would include all of its borrowings and any preferred stock that it may issue in the future, of at least 200%. This requirement will limit the amount that the Company may borrow. Because the Company will continue to need capital to grow its loan and investment portfolio, this limitation may prevent the Company from incurring debt and require the Company to raise additional equity at a time when it may be disadvantageous to do so. While the Company expects to be able to borrow and to issue additional debt and equity securities, there is no assurance that debt and equity financing will be available to the Company on favorable terms or at all. In addition, as a BDC, the Company is not permitted to issue equity securities priced below net asset value without Shareholder and independent director approval. However, if the Company does obtain the necessary approvals to issue securities at prices below their net asset values, a Shareholder’s investment in the Company will experience dilution as a result of such issuance. If additional funds are not available to the Company, the Company could be forced to curtail or cease its lending and investment activities, and its net asset value could decrease.

Certain provisions of the Company’s charter and bylaws, as well as provisions of the Maryland General Corporation Law, could deter takeover attempts and have an adverse impact on the value of the Company’s common stock

The Maryland General Corporation Law, or the MGCL, and the Company’s charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of the Company or the removal of its incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between the Company and an “interested shareholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of the Company’s outstanding shares) or an affiliate thereof are prohibited for five years and thereafter are subject to special shareholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, the Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between the Company and any person to the extent that such business combination receives the prior approval of the Board of Directors, including a majority of directors who are not interested persons as defined in the 1940 Act.

Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. The Company’s bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of its common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, the Company will amend its bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if the Board of Directors determines that it would be in the Company’s best interests and if the staff of the SEC does not object to its determination that its being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if the Board of Directors should repeal the resolution) and the Control Share Acquisition Act (if the Company amends its bylaws to be subject to that Act) may discourage others from trying to acquire control of the Company and increase the difficulty of consummating any offer. In addition, at any time that the Company has a class of equity securities registered under the Exchange Act and it has at least three independent directors, certain provisions of the MGCL permit the Board of Directors, without Shareholder approval and regardless of what is currently provided in the charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.

Moreover, the Board of Directors may, without Shareholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and the Board of Directors may, without Shareholder action, amend the charter to increase the number of shares of stock of any class or series that the Company has authority to issue.

These provisions may inhibit a change of control in circumstances that could give the holders of the Company’s common stock the opportunity to realize a premium over the value of such common stock.

Preferred stock could be issued with rights and preferences that would adversely affect holders of the Company’s common stock

This offering does not include an offering of preferred stock. However, under the terms of the Company’s articles of incorporation, the Board of Directors is authorized to issue shares of preferred stock in one or more series without Shareholder approval, which could potentially adversely affect the interests of existing Shareholders.

Risks Related to the Company’s Investments

The Company’s investments in prospective portfolio companies may be risky, and it could lose all or part of its investment.

The Company’s investments in common and preferred equity, and to a lesser extent in senior secured loans, second lien secured loans, and subordinated debt private U.S. companies, including small- and middle-market companies, may be risky and there is no limit on the amount of any such investments in which the Company may invest.

Equity investments. The Company expects to make investments primarily in preferred or common equity interests. In addition, when it invests in senior secured loans, second lien secured loans or subordinated debt, it may acquire warrants to purchase equity securities. The equity interests it receives may not appreciate in value and, in fact, may decline in value. Accordingly, the Company may not be able to realize gains from its equity interests, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses it experiences.

First lien and second lien senior secured debt. There is a risk that any collateral pledged by portfolio companies in which the Company has taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent the Company’s debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, the Company’s security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or at all, or that the Company will be able to collect on the loan should it be forced to enforce its remedies.

Subordinated debt. The Company’s subordinated debt investments will generally rank junior in priority of payment to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect the Company’s investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject the Company and its Shareholders to non-cash income. Since the Company will not receive any principal repayments prior to the maturity of some of its subordinated debt investments, such investments will be of greater risk than amortizing loans.

Non-U.S. securities. The Company may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, the Company would be subject to additional risks if it invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

In addition, the Company intends to invest in securities that are rated below investment grade by rating agencies (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation) or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

The Company’s portfolio companies may incur debt that ranks equally with, or senior to, the Company’s investments in such companies.

The Company’s portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which the Company invests. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments with respect to the debt instruments in which it invests. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to the Company’s investment in that portfolio company would typically be entitled to receive payment in full before the Company receives any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to the Company. In the case of debt ranking equally with debt instruments in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The Company’s portfolio companies may be highly leveraged.

Some of the Company’s portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to the Company as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

There may be circumstances where the Company’s investments could be subordinated to claims of other creditors or the Company could be subject to lender liability claims.

If one of the Company’s portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which the Company actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize its investment and subordinate all or a portion of its claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, the Company’s legal rights may be subordinated to other creditors. The Company may also be subject to lender liability claims for actions taken by the Company with respect to a borrower’s business or in instances where it exercises control over the borrower or renders significant managerial assistance.

Prepayments of the Company’s debt investments by its portfolio companies could adversely impact its results of operations and reduce its return on equity.

The Company is subject to the risk that the investments it makes in its portfolio companies may be repaid prior to maturity. When this occurs, the Company will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and the Company could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, the Company’s results of operations could be materially adversely affected if one or more of its portfolio companies elect to prepay amounts owed to it. Additionally, prepayments, net of prepayment fees, could negatively impact its return on equity.

The Company generally will not control its portfolio companies.

The Company does not expect to control most of its portfolio companies, even though it may have board representation or board observation rights, and its debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, the Company is subject to the risk that a portfolio company in which it invests may make business decisions with which it disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Company’s interests as debt investors.

Due to the lack of liquidity for the Company’s investments in non-traded companies, it may not be able to dispose of its interests in its portfolio companies as readily as it would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of the Company’s portfolio holdings.

The Company will be exposed to risks associated with changes in interest rates.

The Company is subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on its investments and investment opportunities and, accordingly, have a material adverse effect on its investment objectives and its rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for the Company’s financing needs, if any.

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

Economic recessions or downturns could impair the Company’s portfolio companies and harm its operating results.

Many of the Company’s portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay the Company’s debt investments during these periods. Therefore, the Company’s non-performing assets are likely to increase, and the value of its portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing its first lien or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in its portfolio and a decrease in its revenues, net income and net asset value. Unfavorable economic conditions also could increase its funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company on terms it deems acceptable. These events could prevent the Company from increasing investments and harm its operating results.

A covenant breach by the Company’s portfolio companies may harm its operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Investing in small- and middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on the Company’s operating results.

Investments in small- and middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

●	may have limited financial resources and may be unable to meet their obligations under their debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment;

●	have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on the Company;

●	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, the Company’s executive officers, directors and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments in the portfolio companies; and

●	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

The Company may not realize gains from its equity investments.

Certain investments that the Company may make may include warrants or other equity-linked securities. In addition, the Company may make direct equity investments in portfolio companies. The equity interests it receives may not appreciate in value and, in fact, may decline in value. Accordingly, the Company may not be able to realize gains from its equity interests, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses it experiences. It also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow the Company to sell the underlying equity interests. The Company may be unable to exercise any put rights it acquires, which grant it the right to sell its equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including lack of available information about these companies

The Company intends to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that the Company holds. Second, the investments themselves often may be illiquid. The securities of many of the companies in which the Company invests will not be publicly-traded or actively traded on the secondary market and, to the extent they are traded at all, will only trade on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, the Company may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. The Company must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose money on its investments.

A lack of liquidity in certain of the Company’s investments may adversely affect its business.

The Company intends to invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of the Company’s investments may make it difficult for it to sell these investments when desired. In addition, if it is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it had previously recorded these investments. The reduced liquidity of its investments may make it difficult for it to dispose of them at a favorable price, and, as a result, the Company may suffer losses.

The Company may not have the funds or ability to make initial or additional investments in its portfolio companies.

It is possible that the Company will not be able to identify a sufficient number of attractive investment opportunities that meet its investment criteria. In this case, it may not achieve the investment returns it would have received if it had not applied its investment criteria to each available investment opportunity. In addition, it may not have the funds or ability to make additional investments in its portfolio companies. There is no assurance that it will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on its part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for the Company to increase its participation in a successful operation or may reduce the expected return on the investment.

The Company’s investments may include original issue discount instruments.

To the extent that the Company invests in original issue discount instruments, which is not contemplated as a principal part of its investment strategy, and the accretion of original issue discount constitutes a portion of its income, it will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

●	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;

●	For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

●	The deferral of paid-in-kind, or PIK, interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to Shareholders in order to maintain the Company’s RIC election;

●	PIK interest generates investment income and increases the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate; and

●	Original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

Risks Related to the Company’s Business and Structure

The Board of Directors may change the Company’s operating policies and strategies without prior notice or Shareholder approval, the effects of which may be adverse.

The Board of Directors has the authority to modify or waive the Company’s current operating policies, investment criteria and strategies without prior notice and without Shareholder approval. The Company cannot predict the effect any changes to its current operating policies, investment criteria and strategies would have on its business, net asset value, operating results and the value of its stock. However, the effects might be adverse, which could negatively impact its ability to pay Shareholders distributions and cause Shareholders to lose all or part of their investment. Moreover, the Company will have significant flexibility in investing the net proceeds of its public offering of common stock and may use the net proceeds from such offering in ways with which investors may not agree or for purposes other than those contemplated in the Memorandum relating to the Company’s offering. Finally, since the Company’s shares are not expected to be listed on a national securities exchange, Shareholders will be limited in their ability to sell their shares in response to any changes in the Company’s investment policy, operating policies, investment criteria or strategies.

The Company’s investments in the Healthcare sector are subject to numerous risks, including competition, extensive government regulation and commercial difficulties.

The Company’s investments in portfolio companies in the Healthcare sector, particularly in the biopharmaceuticals, and medical technologies and facilities sub-sectors are subject to numerous risks. The successful and timely implementation of the business model of the Company’s portfolio companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety and cost-effectiveness are important to the success of such portfolio companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors. Failure by the portfolio companies to introduce planned products or other new products or to introduce products on schedule could have a material adverse effect on the Company’s business, financial condition and results of operations.

Further, the development of products by biopharmaceuticals, devices, life sciences and facilities companies in the Healthcare sector requires significant research and development, clinical trials and regulatory approvals.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of the Company’s portfolio companies by increasing their compliance and other costs of doing business, requiring significant systems enhancements, or rendering their products or services less profitable or obsolete. In particular, the Food and Drug Administration (“FDA”), has established regulations, guidelines and policies to govern the development and approval of pharmaceuticals and medical devices, as have foreign regulatory authorities, which may affect some of the Company’s portfolio companies. Any change in regulatory requirements due to the adoption by the FDA and/or foreign regulatory authorities of new legislation, regulations, or policies may require some of the portfolio companies to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on the Company’s business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between approximately 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of that period, there have been continuing periods of volatility, some lasting longer than others. For example, the referendum by British voters to exit the European Union in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 have led to further disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. There can be no assurance these market conditions will not continue or worsen in the future. If similar adverse and volatile market conditions occur in the future, the Company and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Company is generally not able to issue additional equity at a price less than net asset value per unit or per share, as applicable, without first obtaining approval for the issuance from its equity holders and its non-interested directors. Volatile economic conditions may lead to strategic initiatives such as the recent increase in merger activity in the BDC space.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from approximately 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance the Company’s indebtedness or obtain new indebtedness with similar terms, and any failure to do so could have a material adverse effect on the Company’s business. The debt capital that will be available to the Company in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what the Company currently experiences. If the Company is unable to raise or refinance debt, then their equity investors may not benefit from the potential for increased returns on equity resulting from leverage, and the Company may be limited in its ability to fund existing portfolio companies, and the Company may be limited in its ability to make new investment commitments.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of the investments. While the Company investments are generally not publicly traded, applicable accounting standards requires it to assume as part of the valuation process that investments are sold in a principal market to market participants (even if it plans on holding an investment through its maturity).

Significant changes in the capital markets may also affect the pace of the Company’s investment activity and the potential for liquidity events involving the investments. Moreover, investments that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions. Thus, the illiquidity of the investments may make it difficult for the Company to sell such investments to access capital if required, and as a result, the Company could realize significantly less than the value at which it has recorded the investments if it were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity could adversely affect the Company’s portfolio investments.

Uncertainty about the financial stability of the United States, China and several countries in Europe could have a significant adverse effect on the Company’s business, financial condition and results of operations.

Due to federal budget deficit concerns, in August 2011 and then affirmed in August 2013, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the federal government’s credit rating from “AAA” to “AA+”. Further, Moody’s Investor Services, Inc. and Fitch Ratings Inc. had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with the Company’s debt portfolio and its ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on the Company’s financial performance and the value of its equity.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to the Company’s business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events, including the general elections in the United Kingdom in June 2017 and in Germany in September 2017 and referenda in the United Kingdom in June 2016 and Italy in December 2016. In addition, in the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, China or elsewhere, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or, if available, sufficient to stabilize countries and markets in Europe, China or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe, China or elsewhere negatively impacts consumer confidence and consumer credit factors, the Company’s business, financial condition and results of operations could be significantly and adversely affected.

These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect the Company’s business, financial condition and results of operations.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which the Company competes for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions, such as imposing new trade tariffs, which would change current trade policies of the United States or lead to a potential trade dispute. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s ability to achieve its investment objectives depends on the ability of the Adviser to manage and support the Company’s investment process. If the Adviser were to lose any members of its Investment Committee, the Company’s ability to achieve its investment objectives could be significantly harmed.

Since the Company has no employees, it will depend on the investment expertise, skill and network of business contacts of the Adviser. The Adviser will evaluate, negotiate, structure, execute, monitor and service the Company’s investments. Its future success will depend to a significant extent on the continued service and coordination of the Adviser and its senior management team. The departure of any members of the Adviser’s senior management team could have a material adverse effect on the Company’s ability to achieve its investment objectives.

The Company’s ability to achieve its investment objectives will depend on the Adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet the Company’s investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to the Company, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve the Company’s investment objectives, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support the Company’s investment process could have a material adverse effect on its business, financial condition and results of operations.

Because its business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect the Company’s business.

If the Adviser fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks, on which it relies to provide the Company with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, the Company may not be able to grow its investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company.

The Company may face increasing competition for investment opportunities, which could delay deployment of its capital, reduce returns and result in losses.

The Company competes for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small- and middle-market private U.S. companies may intensify. Many of the Company’s competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company does. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to it. In addition, some of its competitors may have higher risk tolerances or different risk assessments than it has. These characteristics could allow its competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than the Company is able to do. It may lose investment opportunities if it does not match its competitors’ pricing, terms and structure. If it is forced to match its competitors’ pricing, terms and structure, it may not be able to achieve acceptable returns on its investments or may bear substantial risk of capital loss. A significant part of its competitive advantage stems from the fact that the market for investments in small- and middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of the Company’s competitors in this target market could force it to accept less attractive investment terms. Furthermore, many of its competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on the Company as a BDC.

A significant portion of the Company’s investment portfolio will be recorded at fair value as determined in good faith by the Board of Directors and, as a result, there will be uncertainty as to the value of the Company’s portfolio investments.

Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined by the Board of Directors. There will not be a public market for the securities of the privately-held companies in which the Company intends to invest. As a result, it will value these securities quarterly at fair value as determined in good faith by the Board of Directors.

Certain factors that may be considered in determining the fair value of the Company’s investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Company’s determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, the Company’s fair value determinations may cause its net asset value on a given date to materially understate or overstate the value that it may ultimately realize upon the sale of one or more of its investments.

While the Company has limited operating history, the Company does have an existing portfolio consisting of certain loan investments. The Company entered into these investments at the direction of the predecessor investment manager. The Adviser’s management team, in conjunction with the Company’s audit firm, is conducting an analysis and audit of the current portfolio in order to assess a net asset value to the portfolio. However, it is important to note that the investments in the current portfolio may have little or no value. Moreover, while the Adviser may seek to restructure some of the current portfolio investments, there is no guarantee that the Adviser will be successful in doing so. As a result, Shareholders may experience significant losses and may incur additional expenses as the Company seeks to reposition its current portfolio.

Declines in market values or fair market values of the Company’s investments could result in significant net unrealized depreciation of its portfolio, which, in turn, would reduce its net asset value.

Under the 1940 Act, the Company is required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of the Board of Directors. While most of the Company’s investments are not publicly traded, applicable accounting standards require the Company to assume as part of its valuation process that its investments are sold in a principal market to market participants (even if it plans on holding an investment through its maturity) and impairments of the market values or fair market values of its investments, even if unrealized, must be reflected in its financial statements for the applicable period as unrealized depreciation, which could result in significant reductions to the Company’s net asset value for a given period.

There is a risk that investors in the Company’s common stock may not receive distributions or that its distributions may not grow over time.

The Company cannot assure Shareholders that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of the Board of Directors and will depend on the Company’s earnings, its net investment income, its financial condition, maintenance of its RIC status, compliance with applicable BDC regulations and such other factors as the Board of Directors may deem relevant from time to time. In addition, due to the asset coverage test applicable to the Company as a BDC, it may be limited in its ability to make distributions.

If the Company internalizes its management functions, Shareholders’ interest in it could be diluted, and it could incur other significant costs associated with being self-managed.

The Board of Directors may decide in the future to internalize the Company’s management functions. If it does so, the Company may elect to negotiate to acquire the Adviser’s assets and personnel. At this time, it cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of the Company’s common stock. The payment of such consideration could result in dilution of Shareholders’ interest and could reduce the earnings per share attributable to their investment.

In addition, while the Company would no longer bear the costs of the various fees and expenses it expects to pay to the Adviser under the investment advisory agreement, it would incur the compensation and benefits costs of its officers and other employees and consultants that are being paid by the Adviser or its affiliates. In addition, it may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute Shareholders’ investment in the Company. The Company cannot reasonably estimate the amount of fees it would save or the costs it would incur if it became self-managed. If the expenses it assumes as a result of an internalization are higher than the expenses it avoids paying to the Adviser, its earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to Shareholders and the value of the Company’s shares. As it is currently organized, it does not have any employees. If it elects to internalize its operations, it would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If it internalizes its management functions, it could have difficulty integrating these functions as a standalone entity. Individuals employed by the Adviser and its affiliates may in the future perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. The Company may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in the Company incurring excess costs and/or suffering deficiencies in its disclosure controls and procedures or its internal control over financial reporting. Such deficiencies could cause it to incur additional costs, and the Company’s management’s attention could be diverted from effectively managing its investments.

Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, the Company could be forced to spend significant amounts of money defending such claims, which would reduce the amount of funds it has available for investment in targeted assets.

Changes in laws or regulations governing the Company’s operations or the operations of its business partners may adversely affect its business or cause it to alter its business strategy.

The Company and its portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments the Company is permitted to make, any of which could harm it and its Shareholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom the Company does business, including selected broker-dealers and other financial representatives selling its shares, could also have a material adverse effect on its business, financial condition and results of operations.

In addition, any changes to the laws and regulations governing the Company’s operations, including with respect to permitted investments, may cause it to alter its investment strategy to avail itself of new or different opportunities or make other changes to its business. Such changes could result in material differences to its strategies and plans as set forth in the Memorandum and may result in its investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of Shareholders’ investments.

Significant Financial and Other Resources to Comply with the Requirements of Being a Public Entity.

As a public entity, the Company will be subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on the Company’s systems and resources. The Exchange Act requires that the Company file annual, quarterly and current reports with respect to its business and financial condition. The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal controls, significant resources and management oversight will be required. The Company intends to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company expects to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The Company may experience fluctuations in its quarterly results.

The Company could experience fluctuations in its quarterly operating results due to a number of factors, including its ability or inability to make investments in companies that meet its investment criteria, the level of its expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

The Company may be adversely impacted by cyber security breaches.

The Company may be prone to operational and information security risks resulting from breaches in cyber security. A breach may cause the Company to lose proprietary information, suffer data corruption, or lose operational capacity. Breaches in cyber security include, among other behaviors, stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other forms of cyber-attacks. Cyber security breaches affecting the Company, the Adviser, financial intermediaries and other third-party service providers may adversely impact the Company. For instance, cyber security breaches may interfere with the processing of Shareholder transactions, impact the ability to calculate net asset value, cause the release of private Shareholder information or confidential business information, impede investment activities, subject the Company to regulatory fines or financial losses and/or cause reputational damage. The Company may also incur additional costs for cyber security risk management purposes.

Risks Related to the Adviser and Its Affiliates

The Adviser is not presently registered as an investment adviser with any state securities regulator or with the SEC.

At this time, the Adviser is ineligible to register with the SEC under the Advisers Act because the Company is presently its only client and the Company currently has less than $25 million of assets under management. The Adviser is also not registered as an investment adviser with any state securities regulator because of available exemptions to registration, or exclusions from investment adviser status, under applicable state laws and regulations. The Adviser has agreed to perform its duties and obligations to the Company and otherwise conduct its business and operations as if it were registered as an investment adviser with the SEC under the Advisers Act. Among other things, The Adviser has adopted a code of ethics and compliance policies and procedures that are comparable, in all material respects, with the compliance policies and procedures imposed on registered investment advisers. Nevertheless, the Adviser is not subject to either state or SEC inspections or the regulatory requirements, including restrictions on conflicts of interest, under state or federal laws and regulations that it would be subject to as a registered investment adviser.

The Adviser and its affiliates, including the Company’s officers and some of its directors, will face conflicts of interest caused by compensation arrangements with the Company and its affiliates, which could result in actions that are not in the best interests of Shareholders.

The Adviser and its affiliates will receive substantial fees from the Company in return for their services, and these fees could influence the advice provided to the Company. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by the Company, which allow the dealer manager to earn additional dealer manager fees and the Adviser to earn increased asset management fees. In addition, the decision to utilize leverage will increase the Company’s assets and, as a result, will increase the amount of management fees payable to the Adviser.

The Company may be obligated to pay the Adviser incentive compensation even if it incurs a net loss due to a decline in the value of its portfolio.

The New Advisory Agreement entitles the Adviser to receive incentive compensation on income regardless of any capital losses. In such case, the Company may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of the Company’s portfolio or if it incurs a net loss for that quarter. Any incentive fee payable by the Company that relates to its net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued income that the Company never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in the Company paying an incentive fee on income it never received.

For federal income tax purposes, the Company will be required to recognize taxable income in some circumstances in which it does not receive a corresponding payment in cash and to make distributions with respect to such income to maintain its status as a RIC. Under such circumstances, it may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that the Company is required to pay an incentive fee with respect to such accrued income. As a result, it may have to sell some of its investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If it is not able to obtain cash from other sources, it may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to the obligations of the senior management and investment team of the Adviser to the Company’s affiliates and to other clients.

The members of the senior management and investment team of the Adviser serves or may serve as officers, directors, managers or principals of entities that operate in the same or a related line of business as the Company does, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of Shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company relies on the Adviser to manage its day-to-day activities and to implement its investment strategy. The Adviser and certain of its affiliates may in the future be involved with activities which are unrelated to the Company. As a result of these activities, the Adviser, its employees and certain of its affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they may become involved, including the management of other entities affiliated with the Adviser. The Adviser and its employees will devote only as much of its or their time to the Company’s business as the Adviser and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

There may be conflicts of interest related to the allocation of investment opportunities among the Adviser or any of its affiliates.

Currently, the Adviser does not engage in market transactions where order aggregation may arise, as the Adviser does not presently have any client other than the Company but may have additional clients in the future that may have investment objectives similar to the Company’s.

Subject to certain 1940 Act restrictions on co-investments with affiliates, the Adviser may determine it appropriate for the Company and one or more other investment accounts managed by the Adviser or an affiliate to participate in an investment opportunity. For example, the Company generally will not be permitted to co-invest with certain entities affiliated with the Adviser in transactions originated by the Adviser or an affiliate unless it obtains an exemptive order from the SEC. Moreover, the Company is not permitted to co-invest alongside the Adviser or an affiliate. It presently does not have exemptive relief under the 1940 Act to engage in such co-investments. Consequently, any co-investments it makes with one or more accounts managed by the Adviser or an affiliate will be made in accordance with existing regulatory guidance and the allocation policies of the Adviser and its affiliates. The Adviser seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, the Company can offer no assurance that such opportunities will be allocated to it fairly or equitably in the short-term or over time. To the extent it is able to make co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. The Adviser will also utilize its allocation policies if the Company co-invests with other clients of the Adviser in transactions where price is the only negotiated point. However, there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable for it.

The time and resources that individuals employed by the Adviser devote to the Company may be diverted, and it may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing another entity that makes the same types of investments that the Company targets.

Neither the Adviser nor individuals employed by the Adviser are prohibited from raising money for and managing another investment entity that makes the same types of investments as those the Company targets. As a result, the time and resources that these individuals may devote to the Company may be diverted. In addition, the Company may compete with any such investment entity for the same investors and investment opportunities.

The Company’s incentive fee may induce the Adviser to make speculative investments.

The incentive fee payable by the Company to the Adviser may create an incentive for it to make investments on the Company’s behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the Adviser will be determined may encourage it to use leverage to increase the return on the Company’s investments. In addition, the fact that the Company’s base management fee will be payable based upon its average monthly gross assets, which would include any borrowings for investment purposes, may encourage the Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of the Company’s common stock. Such a practice could result in the Company investing in more speculative securities than would otherwise be in its best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

Risks Related to Business Development Companies

The requirement that the Company invest a sufficient portion of its assets in qualifying assets could preclude it from investing in accordance with its current business strategy; conversely, the failure to invest a sufficient portion of its assets in qualifying assets could result in its failure to maintain its status as a BDC.

As a BDC, the Company may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of its total assets are qualifying assets. Therefore, it may be precluded from investing in what it believes are attractive investments if such investments are not qualifying assets. Conversely, if the Company fails to invest a sufficient portion of its assets in qualifying assets, it could lose its status as a BDC, which would have a material adverse effect on its business, financial condition and results of operations. Similarly, these rules could prevent the Company from making additional investments in existing portfolio companies, which could result in the dilution of its position, or could require it to dispose of investments at an inopportune time to comply with the 1940 Act. If it were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain the Company’s status as a BDC would reduce its operating flexibility.

If the Company does not remain a BDC, it might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease its operating flexibility.

Regulations governing the Company’s operation as a BDC and a RIC will affect its ability to raise, and the way in which it raises, additional capital or borrow for investment purposes, which may have a negative effect on its growth.

As a result of the annual distribution requirement to qualify as a RIC, the Company may need to periodically access the capital markets to raise cash to fund new investments. It may issue “senior securities,” as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. The Company’s ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit its investment opportunities and reduce its ability in comparison to other companies to profit from favorable spreads between the rates at which it can borrow and the rates at which it can lend. As a BDC, therefore, it intends to issue equity continuously at a rate more frequent than its privately-owned competitors, which may lead to greater Shareholder dilution.

The Company may in the future borrow for investment purposes. If the value of its assets decline, it may be unable to satisfy the asset coverage test, which would prohibit it from paying distributions and could prevent it from qualifying as a RIC. If it cannot satisfy the asset coverage test, it may be required to sell a portion of its investments and, depending on the nature of its debt financing, repay a portion of its indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, the Company generally is prohibited from issuing or selling its common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below its net asset value per share, which may be a disadvantage as compared with other public companies. The Company may, however, sell its common stock, or warrants, options or rights to acquire its common stock, at a price below the then current net asset value of the common stock if the Board of Directors and independent directors determine that such sale is in the Company’s best interests and the best interests of its Shareholders, and the Shareholders, as well as those shareholders that are not affiliated with the Company, approve such sale.

The Company’s ability to enter into transactions with its affiliates is restricted.

The Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of a majority of the independent members of the Board of Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities will be its affiliate for purposes of the 1940 Act, and it will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board of Directors. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with its officers or directors or their affiliates. As a result of these restrictions, the Company may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by the Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to the Company.

The Company is uncertain of its sources for funding its future capital needs; if it cannot obtain debt or equity financing on acceptable terms, its ability to acquire investments and to expand its operations will be adversely affected.

The net proceeds from the sale of shares will be used for the Company’s investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves it maintains may not be sufficient for investment purposes, and it may require debt or equity financing to operate. Accordingly, in the event that the Company develops a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to it. Consequently, if it cannot obtain debt or equity financing on acceptable terms, its ability to acquire investments and to expand its operations will be adversely affected. As a result, it would be less able to allocate its portfolio among various issuers and industries and achieve its investment objectives, which may negatively impact its results of operations and reduce its ability to make distributions to Shareholders.

Risks Related to Debt Financing

If the Company borrows money, the potential for gain or loss on amounts invested in it will be magnified and may increase the risk of investing in it.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If the Company uses leverage to partially finance its investments, through borrowing from banks and other lenders, Shareholders will experience increased risks of investing in its common stock. If the value of its assets increases, leverage would cause the net asset value attributable to its common stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause its net income to increase more than it would without the leverage, while any decrease in its income would cause net income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect its ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase the Company’s assets and, as a result, will increase the amount of management fees payable to the Adviser.

Changes in interest rates may affect the Company’s cost of capital and net investment income.

If the Company uses debt to finance investments, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds and the rate at which it invests those funds. As a result, it can offer no assurance that a significant change in market interest rates will not have a material adverse effect on its net investment income. In periods of rising interest rates when the Company has debt outstanding, its cost of funds will increase, which could reduce its net investment income. It expects that its long- term fixed-rate investments will be financed primarily with equity and long-term debt. It may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit the Company’s ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on the Company’s business, financial condition and results of operations. Also, the Company has limited experience in entering into hedging transactions, and it will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the Company’s debt investments. Accordingly, an increase in interest rates would make it easier for the Company to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

The Company will be subject to corporate-level income tax if it is unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, the Company must meet the following annual distribution, income source and asset diversification requirements:

●	The annual distribution requirement for a RIC will be satisfied if the Company distributes to its Shareholders on an annual basis at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because it may use debt financing, the Company is subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict it from making distributions necessary to satisfy the distribution requirement. If it is unable to obtain cash from other sources, it could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

●	The income source requirement will be satisfied if the Company obtains at least 90% of its income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

●	The asset diversification requirement will be satisfied if the Company meets certain asset diversification requirements at the end of each quarter of its taxable year. To satisfy this requirement, at least 50% of the value of its assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of its assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by the Company and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of its investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If the Company fails to qualify for or maintain RIC tax treatment for any reason and is subject to corporate income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution and the amount of its distributions.

The Company may have difficulty paying its required distributions if it recognizes income before or without receiving cash representing such income.

For federal income tax purposes, the Company may be required to recognize taxable income in circumstances in which it does not receive a corresponding payment in cash. For example, if it holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), it must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. It may also have to include in income other amounts that it has not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. It anticipates that a portion of its income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, it may elect to amortize market discounts and include such amounts in its taxable income in the current year, instead of upon disposition, as an election not to do so would limit its ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in the Company’s investment company taxable income for the year of the accrual, the Company may be required to make a distribution to its Shareholders in order to satisfy the annual distribution requirement, even though it will not have received any corresponding cash amount. As a result, it may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. It may have to sell some of its investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If it is not able to obtain cash from other sources, it may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

The Company’s portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause the Company to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require it to make taxable distributions to Shareholders to maintain its RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by the Company, it may be required to borrow money or dispose of other investments to be able to make distributions to Shareholders. These and other issues will be considered by the Company, to the extent determined necessary, in order that it minimize the level of any U.S. federal income or excise tax that it would otherwise incur.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of the Company or its Shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in the Company’s shares or the value or the resale potential of its investments.

ITEM 2. PROPERTIES

The principal offices of StHealth Capital Investment Corporation are located at 680 5th Avenue New York, NY, 21st Floor. The lease agreement is on a month-to-month basis. The rent is $10,500 per month. Management believes that with respect to its facilities, equivalent suitable space is available at similar rents.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings that it believes will have a material adverse effect on its business or financial conditions. The Company may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2017, the price per share for the initial issue of our common stock was $1.50. Subsequent to the initial fundraising round of April 2017, we issued 1,886,131 shares of our common stock at $1.5 and $2.

The common stock described herein has not been registered under the 1933 Act, the securities laws of any other state or the securities laws of any other jurisdiction. The common stock will be offered and sold (i) in the United States under the exemption provided by Section 4(a)(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the 1933 Act. The common stock described herein will constitute “restricted securities” under the 1933 Act and as such will be subject to certain restrictions on transferability. The common stock may not be transferred or sold unless the common stock has been registered under the 1933 Act or an exemption from registration is available. There is no assurance that registration of the common stock under the 1933 Act or other securities laws will be affected.

Holders

As of August 16, 2019, there were 88 holders of record of our common stock.

Dividends

We have never paid cash dividends on our securities and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

Unregistered Sales of Equity Securities

The following is a summary of transactions by us during the twelve months ended December 31, 2017 involving sales of our securities that were not registered under the Securities Act. Each sale was exempt from registration under either Section 4(2) of the Securities Act or Section 3(a)(9) of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends where required.

From January 1, 2017 to April 28, 2017, we issued approximately 829,516 shares of common stock and received gross proceeds of approximately $8,279,000. The offering costs were $815,900 and the net proceeds were $7,463,100.

From February to August 2019, we issued 1,886,131 shares of our common stock and received gross proceeds of approximately $3,396,000.

Use of Proceeds from Sales of Unregistered Securities

From year ended December 31, 2017, we raised net proceeds of $7,463,100 through the unregistered sale of equity securities. Of those proceeds, we deployed approximately $6,592,054 from our public offering in eight investments in seven portfolio companies, which are described below:

Portfolio Company	Security Type	Interest Rate (%)	Initial Close	Term (months)	Industry	Principal inception	Principal 12/31/17
Senior Secured Loans
Evergreen Communities - affiliate	Senior Secured Loan	14.00%	5/12/2017	12	Real Estate Development	$250,000	$170,000
Goodwin Family Trust( affiliate	Senior Secured First Lien Loan	10.00%	5/30/2017	16	Storage	$425,000	$0
Linden Energy Services Holdings, LP	Senior Secured First Lien Loan	15.0% (7% cash, 8% PIK)	7/20/2017	18	Oil and Gas Pipeline	$300,054	$0
PaliGroup, LLC	Senior Secured Loan	13.00%	5/30/2017	12	Hospitality	$2,017,000	$1,250,000
Pelorus Group	Senior Secured Loan	15.0%	7/25/2017	4	Real Estate Development	$50,000	$0
Unsecured Loans
First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	2/24/2017	12	Retail	$1,500,000	$0
First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	3/31/2017	12	Retail	$1,500,000	$0
WenCo Partners, LLC( affiliate	Unsecured Loan	L (30 Day) + 9%	4/14/2017	12	Retail	$550,000	$257,817
						$6,592,054	$1,677,817

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2017 and December 31, 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward Looking Statements.”

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

General and Administrative

Our general and administrative expenses for the year ended December 31, 2017 were $130,262, compared to $0 for the year ended December 31, 2016.

Management fee – related party

Our related party management fees for the year ended December 31, 2017 were $28,559, compared to $0 for the year ended December 31, 2016.

Professional Fees

Our professional fees for the year ended December 31, 2017 were $1,810,551, compared to $0 for the year ended December 31, 2016.

Interest Income

Our interest income for the year ended December 31, 2017 was $231,796, compared to $0 for the year ended December 31, 2016.

Loss on Investment

Our total loss on investment for the year ended December 31, 2017 was $4,914,237, compared to $0 for the year ended December 31, 2016.

Net Loss

As a result of the foregoing, for the year ended December 31, 2017, we recorded a net loss of $6,651,813 compared to a net loss of $0 for the year ended December 31, 2016.

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2017, we used $964,027 of cash in operating activities primarily as a result of our net loss of $6,651,813 offset loss on investments of $4,914,237 and net changes in operating assets and liabilities of $773,549.

Investing Activities

During the year ended December 31, 2017, the Company used $6,592,054 in investing activities.

Financing Activities

During the year ended December 31, 2017, financing activities provided $7,463,100 in proceeds from issuance of common.

Going Concern

For the year ended December 31, 2017, the Company incurred a net loss of $6,651,813. These circumstances may raise some substantial doubt as to the Company’s ability to continue as a going concern. It should be noted that the Company has been “stabilized” during the past fifteen months since the purchase of the Advisor by StHealth Capital Partners in March 2018. The losses in 2017 were all associated with loans originated by the previous management. The non-performing and impaired loans have all been written down severely or sold and we do not expect further losses from the loan portfolio. The Company is essentially being “re-started” to focus on mainly equity investments in mostly smaller and medium sized healthcare companies. The new management/ownership of the Advisor has extensive relevant experience, both professional and educational, and broad relationships throughout the Healthcare and Financial sectors. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to August 2019, we issued 1,886,131 shares of our common stock and received gross proceeds of approximately $3,396,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

StHealth Capital Investment Corporation

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

StHealth Capital Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of StHealth Capital Investment Corporation (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2017

Houston, Texas

August 19, 2019

STHEALTH CAPITAL INVESTMENT CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2017	2016

Assets
Cash	$7,019	$100,000
Investment securities	2,367,054	—
Investment securities - affiliates	4,225,000	—
Investment valuation allowance	(4,914,237)	—
Prepaid expense	17,638	—

Total assets	$1,702,474	$100,000

Liabilities and stockholders’ equity

Liabilities:
Accounts payable	$737,687	$—
Accrued expenses	55,000	1,500

Total liabilities	792,687	1,500

Stockholders’ equity:

Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 840,627 and 11,111 shares issued and outstanding	841	11
Additional paid-in capital	7,562,259	99,989
Accumulated deficit	(6,653,313)	(1,500)

Total deficiency in stockholders’ equity	909,787	98,500

Total liabilities and deficiency in stockholders’ equity	$1,702,474	$100,000

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Operating expenses:
General and administrative expense	130,262	—
Management fee – related party	28,559	—
Professional fees	1,810,551	—
Loss from operations	(1,969,372)	—

Other income (expense)
Interest income	231,796
Loss on investment	(1,117,054)
Loss on investment - Affiliates	(3,797,183)
Total other income (loss)	(4,682,441)	—

Net income (loss)	$(6,651,813)	$—

Income (loss) per share - basic and diluted	$(9.75)	$—

Weighted average common shares outstanding - basic and diluted	682,524	11,111

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION
STATEMENT OF CHANGE IN STOCKHOLDEER’S EQUITY (DEFICIENCY)
(Unaudited)
	SHARES		$
	Common	Preferred	Common	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - December 31, 2015	11,111	—	$11	—	$99,989	$(1,500)	$98,500
Net loss	—	—	—	—	—	—	—
Balance - December 31, 2016	11,111	—	11	—	99,989	(1,500)	98,500
Sale of common stock	829,516	—	830	—	7,462,270		7,463,100
Net loss	—	—	—	—	—	(6,651,813)	(6,651,813)
Balance - December 31, 2017	840,627	—	$841	—	$7,562,259	$(6,653,313)	$909,787

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net income (loss)	$(6,651,813)	$—
Adjustments to reconcile net income (loss) to net
Investment impairments expense	1,117,054	—
Investment impairments expense - affiliates	3,797,183	—
Changes in operating assets and liabilities:	—	—
Prepaid expenses	(17,638)	—
Accounts payable	737,687
Accrued liabilities	53,500	—

Cash used by operating activities	(964,027)	—

Cash flows from investing activities:
Cash paid for investment	(2,367,054)	—
Cash paid for investment - affiliates	(4,225,000)	—

Cash used by investing activities	(6,592,054)	—

Cash flows from financing activities:
Proceeds from sale of common stock	7,463,100	—

Cash provided by financing activities	7,463,100	—

Net increase (decrease) in cash	(92,981)	—
Cash, beginning of period	100,000	100,000
Cash, end of period	$7,019	$100,000

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to financial statements.

StHealth Capital Investment Corporation

(formerly First Capital Investment Corporation)

Notes to Financial Statements

Note 1. Principal Business and Organization

First Capital Investment Corporation (formerly Freedom Capital Corporation) (the “Company”), was incorporated under the general corporation laws of the State of Maryland on June 19, 2014 and commenced operations upon raising $1.0 million (the “Minimum Offering Requirement”), pursuant to an offering to sell up to $500,000,000 in shares of common stock at an initial offering price of $10.00 per share on February 16, 2017. The U.S. Securities and Exchange Commission (the “SEC”) declared the Company’s registration statement on N-2 (SEC File No. 333-202461) (the “Registration Statement”) for the Company’s initial public offering effective on September 9, 2015. As of December 31, 2017, the Minimum Offering Requirement has been achieved. The investment adviser of the Company is StHealth Capital Advisors LLC (formerly First Capital Investment Advisors LLC) (the “Adviser”). The Adviser is an unregistered private investment advisory firm that still intends to register as an investment adviser with the SEC at such time as it has at least $25 million in assets under management. The Adviser is an affiliate of the Company.

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

In addition, the Membership Interest Purchase Agreement also provides for the acquisition by FCREI of The Bear Companies, an entity controlled by Jeffrey McClure, the Company’s former President and Chief Executive Officer, and his wife, which owns Democracy Funding LLC, the Company’s dealer manager in its public offering. The acquisition of The Bear Companies is contingent upon approval of the change in control of Democracy Funding by FINRA. There can be no assurance as to whether or when an application will be submitted to FINRA and, if submitted, whether FINRA will approve the change in control on the terms contemplated by the Membership Interest Purchase Agreement.

On December 20, 2016, the Company entered into a technology and investor services agreement with Phoenix American Financial Services, Inc. (the “Investor Services Agreement”). Under the Investor Services Agreement, Phoenix American Financial Services, Inc., through Phoenix Transfer, Inc., a transfer agent registered with the Securities and Exchange Commission, will provide transfer agent and dividend disbursement services to the Company, subject to the direction and control of the Company’s board of directors. StHealth Capital Advisors, pursuant to the Advisory Agreement, is responsible for providing administrative services to the Fund and has separately engaged a third-party administrator to act in such capacity.

On August 16, 2017, the Company held its 2017 Annual Meeting of Stockholders. At the meeting, the Company’s stockholders (i) elected each of Suneet Singal, Dr. Bob Froehlich and Frank Grant as directors to serve one-year terms.

On September 15, 2017, the Board appointed Jeff Davi to serve as an independent director of the Company and as a member of the Audit Committee and Nominating and Corporate Governance Committee, effective immediately.

On March 8, 2018, Dr. Robert Froehlich, the Chairman of the Board of Directors of the Company, and on March 13, 2018, Suneet Singal, also a member of the Board, each submitted their resignations from the Board of Directors, effective as of such respective dates.

On March 13, 2018, First Capital Master Advisor, LLC (“FCMA”), entered into a purchase agreement with StHealth Capital Partners LLC (“StHealth”), whereby StHealth agreed to acquire all of the membership units owned by FCMA in the Adviser, in exchange for a secured promissory note payable over time (the “Acquisition”). The investment advisory and administrative services agreement (the “Advisory Agreement”) which was in place prior to the Acquisition, as required by Section 15 of the 1940 Act, provided for its automatic termination in the event of “assignment” (as defined in the 1940 Act). The consummation of the Acquisition resulted in a change of control of the Adviser and therefore the automatic termination of the Advisory Agreement, as required by the 1940 Act.

On March 14, 2018, the Board appointed each of Derek Taller, as CEO, and Reid Maclellan, as Chief Operating Officer (“COO”), of the Company. On March 29, 2018, the Board appointed David Lessen as CFO, Treasurer and Secretary of the Company.

On June 29, 2018, the Company’s Board of Directors, including a majority of non-interested directors, approved a new investment advisory and administrative services agreement (the “New Advisory Agreement”) between the Adviser and the Company. In addition, pursuant to the 1940 Act, the New Advisory Agreement also requires the affirmative vote of the holders of a majority of the Company’s outstanding voting securities. As a result, at a meeting held on June 29, 2018, the Board of Directors, including a majority of the non-interested directors, recommended that the Shareholders of the Company approve the New Advisory Agreement. The Company held an annual meeting of Shareholders (“Annual Meeting”), on August 7, 2018, during which time Shareholders of record were asked to vote on the approval of the New Advisory Agreement. Additional information regarding the Annual Meeting was provided in a proxy statement filed with the SEC.

On August 7, 2018, the Company held the 2018 Annual Meeting of Shareholders. At the meeting, the Company’s Shareholders voted on the following three proposals: (i) election of directors; (ii) approval of the Company’s Investment Advisory and Administrative Services Agreement by and between the Company and StHealth Capital Advisors, LLC; and (iii) the ratification of the appointment of Malone Bailey LLP as the Company’s independent public registered accounting firm for the fiscal year ending December 31, 2018. As of August 7, 2018, the shares of common stock outstanding and entitled to vote at the meeting represented 840,627 votes (840,627 shares of common stock representing 840,627 votes). Of the aggregate shares entitled to vote as of the record date, 439,405 shares of common stock representing 439,405 votes were present at the meeting in person or by proxy and each of these shares, representing over 50% of the outstanding shares of the Company, voted in favor of each proposal described above.

On August 7, 2018, the Company’s name was changed to StHealth Capital Investment Corp.

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

Revenue Recognition for Interest Income:  Revenue from investment securities such as interest income is recognized as earned.

Valuation of Portfolio Investments: The Company intends to determine the net asset value of its investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s board of directors - in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs.  ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. In connection with that determination, the Company expects that the Adviser will provide the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. As of December 31, 2016, the Company had incurred organization costs of $46,064, which were paid on its behalf by FCIM. Prior to February 10, 2017, these costs were expensed as incurred but, together with offering costs, were limited to 1.5% of total proceeds raised. On February 10, 2017, the Company amended the Investment Advisory Agreement to reflect that these costs are expensed as incurred but, together with offering costs, are limited to 2.0% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser or its affiliates on behalf of the Company are more than 2.0% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of those costs. Since the amendment to the Investment Advisory Agreement was made following December 31, 2016, the Balance Sheet as of December 31, 2016 shows that the Company expensed $1,500 in organization costs, rather than $2,000.

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement relating to the Offering. Upon satisfaction of the Minimum Offering Requirement, these costs are capitalized and amortized as an expense on a straight-line basis over a twelve-month period. During the period from June 19, 2014 (Inception) to December 31, 2016, the Company had incurred offering costs of $1,834,325, which were funded on behalf of the Company by FCIM. Prior to February 10, 2017, offering costs, together with organization costs, were limited to 1.5% of total proceeds raised. On February 10, 2017, the Company amended the Investment Advisory Agreement to reflect that offering costs, together with organization costs, are limited to 2.0% of total proceeds raised. Offering costs, together with organization costs are not due and payable to the Adviser to the extent they exceed that amount. No offering costs have been recorded on the accompanying balance sheet as of December 31, 2016 or 2017, since the Minimum Offering Requirement had not been satisfied as of December 31, 2016.

Income Taxes: The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code but has not yet made the election. To qualify for and maintain its qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, (“ASC 740”) for the current period.

Recently Issued or Adopted Accounting Standards: In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its financial statements.

Note 3. Going Concern

For the year ended December 31, 2017, the Company incurred a net loss of $6,651,813. These circumstances may raise some substantial doubt as to the Company’s ability to continue as a going concern. It should be noted that the Company has been “stabilized” during the past fifteen months since the purchase of the Advisor by StHealth Capital Partners in March 2018. The losses in 2017 were all associated with loans originated by the previous management. The non-performing and impaired loans have all been written down severely or sold and we do not expect further losses from the loan portfolio. The Company is essentially being “re-started” to focus on mainly equity investments in mostly smaller and medium sized healthcare companies. The new management/ownership of the Advisor has extensive relevant experience, both professional and educational, and broad relationships throughout the Healthcare and Financial sectors. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to August 2019, we issued 1,886,131 shares of our common stock and received gross proceeds of approximately $3,396,000.

Note 4. Compensation of the Advisor

On August 7, 2018, the Company held the 2018 Annual Meeting of shareholders at which meeting the new Investment Advisory and Administrative Services Agreement by and between the Company and StHealth Capital Advisors was approved,

The Company will pay the Adviser a fee for its services under the New Advisory Agreement consisting of two components — a base management fee and an incentive fee based on the Company’s performance. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by the Shareholders.

Base management fee. The base management fee will be payable quarterly in arrears and will be calculated at an annual rate of 2.0% of the Company’s average monthly gross assets during such period. The base management fee may or may not be taken in whole or in part at the discretion of the Adviser. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Adviser shall determine. The base management fee for any partial month or quarter will be appropriately prorated.

During the year ended December 31, 2017, the base management fee paid to the advisor was $28,559.

Incentive fee. Under the New Advisory Agreement, the incentive fee consists of two parts. The first part, which the Company refers to as the subordinated incentive fee on interest or dividend income, will be calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on interest or dividend income will be subject to a quarterly hurdle rate, or the rate of return that must be met before incentive fees are payable to the Adviser, expressed as a rate of return on adjusted capital for the most recently completed calendar quarter, of 0.496% (2.0% annualized), subject to a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to the Adviser under the New Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on interest or dividend income for each quarter is as follows:

●	No subordinated incentive fee on interest or dividend income is payable to the Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 0.496%;

●	100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 0.619% in any calendar quarter (2.5% annualized) is payable to the Adviser. The Company refers to this portion of its pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 0.619%) as the “catch-up.” The “catch-up” provision is intended to provide the Adviser with an incentive fee of 20.0% on all of the Company’s pre-incentive fee net investment income when its pre-incentive fee net investment income reaches 0.619% in any calendar quarter; and

●	20.0% of the amount of the pre-incentive fee net investment income, if any, that exceeds 0.619% in any calendar quarter (2.5% annualized) is payable to the Adviser once the hurdle rate is reached and the catch-up is achieved (20.0% of all pre-incentive fee net investment income thereafter is allocated to the Adviser).

The second part of the incentive fee, which the Company refers to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each quarter (or upon termination of the New Advisory Agreement). This fee will equal 20.0% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Incentive fees not paid at the end of the calendar year in which they were earned will accrue until such time when the management chooses to pay them.

Note 5. Capital Contribution by FCIM

In 2014, FCIM contributed an aggregate of $100,000 to purchase approximately 11,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. FCIM will not tender these shares of common stock for repurchase as long as FCIM remains an affiliate of the Adviser.

Note 6. Expense Reimbursement

The Company’s primary operating expenses will be the payment of advisory fees and other expenses under the New Advisory Agreement approved at the Shareholder’s Meeting on August 7, 2018, interest expense from financing facilities and other expenses necessary for its operations. Its investment advisory fee will compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing the Company’s investments. The Company will bear all other expenses of its operations and transactions, including (without limitation) fees and expenses relating to:

●	corporate and organization expenses relating to offerings of its common stock, subject to limitations included in the New Advisory Agreement;

●	the cost of calculating its net asset value, including the cost of any third-party pricing or valuation services;

●	the cost of effecting sales and repurchases of shares of its common stock and other securities;

●	investment advisory fees;

●	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

●	interest payments on the Company’s debt or related obligations;

●	research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g, telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

●	transfer agent, administrator and custodial fees;

●	fees and expenses associated with marketing efforts;

●	federal and state registration fees;

●	federal, state and local taxes;

●	fees and expenses of directors not also serving in an executive officer capacity for the Company or the Adviser;

●	costs of proxy statements, Shareholders’ reports, notices and other filings;

●	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

●	direct costs such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;

●	costs associated with the Company’s reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

●	brokerage commissions for the Company’s investments;

●	costs associated with the Company’s chief financial officer and chief compliance officer; and

●	rent or depreciation, utilities, capital equipment or other costs of the Adviser’s own administrative items

●	all other expenses incurred by the Adviser, or the Company in connection with administering its business, including expenses incurred by the Adviser, in performing administrative services for the Company and administrative personnel paid by the Adviser, to the extent they are not controlling persons of the Adviser or any of its affiliates, subject to the limitations included in the New Advisory Agreement.

Subject to the limitations on reimbursement of the Adviser, the Corporation, either directly or through reimbursement to the Adviser, shall bear all other costs and expenses of its operations and transactions, including expenses deemed to be “organization and offering expenses” of the Corporation for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority, such expenses, exclusive of commissions, the dealer manager fee and any discounts, are hereinafter referred to as “Organization and Offering Expenses”; corporate and organizational expenses relating to offerings of shares of Common Stock, subject to limitations included in the Investment Advisor Agreement. Notwithstanding the foregoing, the Corporation shall not be liable for Organization and Offering Expenses to the extent that Organization and Offering Expenses, together with all prior Organization and Offering Expenses, exceed 2.0% of the aggregate gross proceeds from the offering of the Corporation’s securities.

During the year ended December 31, 2017, $222,796 was paid to advisor for Organization and Offering expenses.

Note 7. Capital Raising

From January 1, 2017 to April 28, 2017, the Company issued approximately 829,516 shares of common stock and received gross proceeds of approximately $8,279,000 The offering costs were $815,900 and therefore the net proceeds were $7,463,100.

Note 8. Investments

a)	Description of Investments

During the year ended December 31, 2017, the Company deployed approximately $6,592,054 in proceeds from its public offering in eight investments in seven portfolio companies, which are described below:

Portfolio Company	Security Type	Interest Rate (%)	Initial Close	Term (months)	Industry	Principal inception	Principal 12/31/17
Senior Secured Loans
Evergreen Communities - affiliate	Senior Secured Loan	14.00%	5/12/2017	12	Real Estate Development	$250,000	$170,000
Goodwin Family Trust( affiliate	Senior Secured First Lien Loan	10.00%	5/30/2017	16	Storage	$425,000	$0
Linden Energy Services Holdings, LP	Senior Secured First Lien Loan	15.0% (7% cash, 8% PIK)	7/20/2017	18	Oil and Gas Pipeline	$300,054	$0
PaliGroup, LLC	Senior Secured Loan	13.00%	5/30/2017	12	Hospitality	$2,017,000	$1,250,000
Pelorus Group	Senior Secured Loan	15.0%	7/25/2017	4	Real Estate Development	$50,000	$0
Unsecured Loans
First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	2/24/2017	12	Retail	$1,500,000	$0
First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	3/31/2017	12	Retail	$1,500,000	$0
WenCo Partners, LLC( affiliate	Unsecured Loan	L (30 Day) + 9%	4/14/2017	12	Retail	$550,000	$257,817
						$6,592,054	$1,677,817

b)	Current Status of Investments

At the end of 2017, Evergreen is carried at $170,000 because of an impairment in pledge securities and was restructured in 2018 with an approximate 20% principal payoff and loan remains current. As of December 31, 2018, Evergreen is carried at $110,000 due to repayment of $60,000. Goodwin Family Trust is fully written down because of an impairment in the guarantee and the loan was restructured in 2018 with additional security with a loan balance of $491,667 with accrued interest and penalties. Linden is fully written down because of early termination of First Capital Investment Corp’s additional capital commitment requirements. PaliGroup was impaired due to lack of effective security and was subsequently sold in 2018 for $1.25 million; Pelorus Group is fully written down due to lack of credit worthiness. FC Retail is fully written down due to lack of credit worthiness. WenCo is discounted by 50% (carrying value of $257,817) due to lack of underlying credit worthiness. The loan balance was restructured in 2018 to $663,105 after all penalties and payments. The loan was also made secure with additional collateral. As of December 31, 2018, WenCo balance was $227,817 due to repayment of $30,000. Subsequent to December 31, 2018, WenCo, Goodwin and Evergreen were sold for $250,000 plus a Promissory Note. The terms of the Promissory Note relate to the recovery of principal of the sold loans as follows: first $310,000 recovery goes to buyer, then next $40,000 goes to the Company, any additional recovery allocate 40% to the Company and 60% to the buyer.

Note 9. Income Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are summarized below.

	2016	2017
Net operating loss carryforward	$(510)	$(1,739,076)
Total deferred tax assets	(510)	(591,286)
Valuation allowance	510	591,286
Net deferred tax asset	—	—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017 and 2016, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2017 and 2016 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $1.7 million, and $1,500, respectively, which, if not utilized earlier, expire through 2036.

Note 10. Subsequent Events

During May 2018, the PaliGroup loan was sold for $1.25 million and $1.1 million of the sale proceeds were used to purchase 220,000 Series B Preferred shares of Orchestra Biomed (OBIO) at $5 per share, which is 110,000 shares at $10 given effect of 1:2 split.

During April 3, 2019, we purchased 60,000 Series B-1 Preferred shares of Orchestra Biomed (OBIO) at $15 per share.

From February to August 2019, the Company issued 1,886,131 shares of its common stock and received gross proceeds of approximately $3,396,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of December 31, 2017: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate our internal control weakness, management intends to implement the following measures:

●	Add sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel or outside consultants, develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of August 16, 2019. Each director serves until removed or resigns, or a successor is elected. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position(s)

Derek Taller	47	Interested Director, Chief Executive Officer, President
Jeff Davi	51	Independent Director
Frank Grant	48	Independent Director (as of July 24, 2019 no longer a Director)
David Lessen	59	Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary
Anthony V. Raftopol	49	Chief Compliance Officer
Robert Brown	65	Independent Director

Biographical information for our directors and executive officers is provided below. There are no family relationships between any of our executive officers or directors.

Derek Taller, Ph.D. - Director, Chief Executive Officer, President

Dr. Derek Taller currently serves as the Chief Executive Officer of StHealth Capital. During the last 5 years Dr. Taller served as Managing Director of LG Investments, a New York-based Multi-Family Office. Dr. Taller has a broad range of expertise in healthcare, and has originated, structured and executed both public and private investment and financing deals. His expertise is further demonstrated by his involvement in leading companies that he supported through managing multiple healthcare equity portfolios and forming fund vehicles to help execute on lucrative corporate strategies and partnerships.

Dr. Taller focuses on innovative product technologies, strategy, growth, management buyouts and global strategic alliances. His strategy places emphasis on transformational healthcare and under the radar market opportunities through data analytics, superior innovation, and globalization. He also focuses on a distribution channel for products through large hospital networks domestically and in several overseas countries. Dr. Taller is also involved in policy making to advance the adoption of breakthrough medical products.

Prior to StHealth Capital, Dr. Taller was a Senior Manager at Benchmark and was involved in the formation of a healthcare fund vehicle. His buy-side experience also spans from being a Portfolio Manager at Xmark Partners to Stratix Asset Management where he managed a healthcare fund for public investments. Also, Dr. Taller conducted research at New York Medical/Rockefeller, King’s College London, Cancer Institute of New Jersey, UC Berkeley and UCSF. He holds a Ph.D. from the Cancer Institute of New Jersey-RWJ Medical School and an A.B. in Molecular Biology from U.C. Berkeley.

Jeff Davi - Independent Director

Mr. Davi is a real estate broker and has significant experience in real estate sales residential and commercial, leasing, management and financing. From 2011 until current he has been employed as a broker with Keller Williams in Carmel, California where he works as a member of the Monterey Peninsula Home Team on real estate sales. He has been a licensed California real estate broker since 1992. He is also a principal at A.G. Davi Property Management, a family owned and operated property management company. Mr. Davi.

From 2004 to 2011, Mr. Davi served as the Commissioner of Real Estate for the State of California. As Real Estate Commissioner, he was instrumental in passing legislation that helps better protect consumers from unscrupulous loan modification schemes. He is a past member of the Board of Directors for the California Association of REALTORS®, selected REALTOR® of the year by his peers and served as president of the Monterey County Association of REALTORS®.

Mr. Davi currently serves as a member of the board of directors of Seneca Center, a nonprofit that offers community-based and family-based service options for emotionally troubled children and their families. From 2010 to 2012, Mr. Davi served as a member of the California Council on Criminal Justice. From 2007 to 2010, Mr. Davi served as a member of the Interdepartmental Task Force on Non-Traditional Mortgages. Mr. Davi also has served as Chairman of the Board of REInfoLink, now known as MlsListings. He also served as president of the Economic Development Corporation of Monterey County, was a co-founder of the Affordable Housing Steering Council of Monterey County and was on the founding board of directors of the Monterey County Visitor and Convention Bureau. Mr. Davi graduated with a B.S. from St. Mary’s College.

Frank Grant - Independent Director

Mr. Grant has served as Managing Director of Interstate Venture Capital, a venture capital and advisory firm that focuses on the world’s most promising consumer-focused Internet and mobile companies, since November 2016. Prior to Interstate Venture Capital, and from November 2011 to November 2016, Mr. Grant was a Partner with Stradling, a business law firm, representing entrepreneurs, emerging growth companies, venture capital firms and investors, from July 2015 to November 2016. He focused his practice on assisting clients in solving business problems, executing business strategies and achieving critical business objectives. Prior to Stradling, Mr. Grant served as Senior Counsel at Perkins Coie, LLP, an international law firm headquartered in Seattle, Washington, from January 2012 to July 2015.

In addition to investing, Mr. Grant regularly works with public and private companies in fundraising, corporate transactions, and corporate governance matters. He has extensive experience with public and private mergers and acquisitions, asset acquisitions and dispositions, private placements and venture capital financings. He assists private and public companies in the acquisition and sale of full business enterprises, subsidiaries, divisions and other select assets. He also helps operating companies, management groups, founders and investors in various transactions, including mergers and acquisitions, joint ventures, debt and equity financings, distribution and supply arrangements and other strategic transactions. Mr. Grant also serves on the board of directors and the audit committee of First Capital Real Estate Trust, a publicly-registered, non-traded real estate investment trust.

Mr. Grant earned a M.B.A. from the Stanford Graduate School of Business, a J.D. from Stanford Law School and a B.A. with High Honors in Economics from the University of California, Berkeley.

As of July 24, 2019 Mr. Grant was no longer an Independent Director of the Company.

David Lessen, Ph.D. - Chief Financial Officer

Dr. David Lessen has over 25 years of financial experience, 12 of those years are healthcare sector related. He was previously the Chief Financial Officer and member of the Board of Directors of Cerebral Assessment Systems where he sourced and managed investment banking relationships, led capital raising and strategic partnership initiatives, restructured the company’s debt, and oversaw treasury and accounting activities.

Cerebral Assessment Systems produced Cognivue, the first FDA cleared medical device for the detection and measurement of dementia and cognitive impairment. Concurrently, Dr. Lessen was a Managing Director at Atlas Financial Partners, which advises on and structures solutions to the risks associated with its corporate clients’ benefits related financial liabilities.

Previously, Dr. Lessen was a Managing Director at Broadpoint Gleacher, a Managing Director at UBS Investment Bank and held various capital markets roles at Zurich Capital Markets, JP Morgan, Toronto Dominion and Goldman Sachs.

Dr. Lessen received both a BSc in Mechanical Engineering and a master’s degree in Aerospace Engineering from Cornell University. He received a Ph.D. in Theoretical and Applied Mechanics from Rensselaer Polytechnic Institute and an MBA from Cornell University’s Johnson Graduate School of Management.

Anthony V. Raftopol - Chief Compliance Officer

Anthony Raftopol is a Dubai-based, United States-trained Partner with the firm of MENA LEGAL, focusing for almost 25 years on cross-border transactions for the benefit of private and institutional investors to the Middle East and Eastern Europe. His clients are engaged in a wide variety of fields, including transportation, infrastructure, construction, power generation, oil & gas, agriculture, real estate, leisure properties and consumer products.

Throughout his career, Mr. Raftopol has focused on lending and finance, and is currently CCO to StHealth Capital Investment Corporation, a New York City-based, SEC-regulated fund focused on the international biotech and medical device sector. Mr. Raftopol is also involved in fintech start-ups and represents several crypto-currency issuers in their global ICO offerings, as well as related fintech infrastructure licensing and development.

Mr. Raftopol has been a member of the Bar of the State of New York (USA) since 1995 and is also a member of the Bar of Bucharest, Romania (status currently inactive). He is a graduate of the Boston University School of Law. In addition to his native English and Romanian, Mr. Raftopol also speaks and works in several other European languages.

Robert Brown - Independent Director

Dr. Brown was formerly, a Board Member at the American Institute of Physics (AIP), AIP Publishing Treasurer, and Vice Chairman of the Tesla Foundation Board. Dr. Brown led the American Institute of Physics (AIP) as Chief Executive Officer. The AIP comprises around 120,000 scientists in total. Previously, Dr. Brown led technically the Nano plasmonic research activities at Rockwell Collins Advanced Technology Center. He has also served as Executive Director of the UK Institute of Physics, and Head of Opto-electronics Research and Development for Sharp Laboratories of Europe. His scientific & technical specialties are lasers, photonics, nanotechnology, and photonic-medicine.

At the UK Ministry of Defence’s ‘Royal Radar Establishment’ in Malvern, England, Dr. Brown was responsible for inventing new detector, electronic correlator, APD photodetector, laser-diode, liquid- crystal display, and optical-fiber technologies that have since been developed into successful products for experiments involving jet engines, macromolecules, US submarines, and aboard the Space Shuttle. He holds 55 Patents and has published over 120 peer-reviewed research papers in various scientific journals.

Dr. Brown won the UK MoD Prize for “Outstanding Technology Transfer” and a Sharp Corporation (Japan) Prize for novel laser diode invention. His UK Institute of Physics team collected the Queen’s Award for Enterprise in 2000 at Buckingham Palace, London. He is an Adjunct Full Professor in the prestigious Beckman Laser Institute and Medical Clinic, and is a Visiting Professor in the Department of Computer Science, at the University of California, Irvine. Previously he was CTO at Ostendo Technologies, in Carlsbad, California, a specialist displays company.

He is an elected member of the European Academy of the Sciences and Arts (Academia Europaea), and a Special Professor at the University of Nottingham in the UK. He is a Fellow of the American Physical Society, at the UK Institute of Physics, and the Institute of Electronic Engineers. He is also Editor-in-Chief of the “Handbook of Optoelectronics” published by CRC Press. He was co-Editor-in- Chief of the CRC Press Book Series in “Optics and Optoelectronics”. He has been co-Chairman of the OSA’s International Photon Correlation Conference four times, and editor of subsequent related special issues of Applied Optics.

He has served as a consultant to many companies and government research centers in the USA and UK, most notably on NASA’s Microgravity Experimental Advisory Board and on the UK Home Office (Homeland Security Department equivalent) Science and Technology Reference Committee. Dr. Brown has extensive business experience in China, Japan, Russia, and South Korea, as well as in the USA and EU.

Dr. Brown received a BSc in Physics from the University of London in 1973 and a PhD in Physics and Engineering from Royal Holloway, University of London in 1983.

Involvement in Certain Legal Proceedings

None of the Company’s officers, directors or control persons has, within the last five years, been subject to any conviction, order, judgment, decree, or finding required to be disclosed by the OTC Markets Guidelines for Providing Adequate Current Information.

Committees; Audit Committee Financial Expert

The Board of Directors has the following committees:

Audit Committee

The audit committee is responsible for selecting, engaging and discharging the independent accountants, reviewing the plans, scope and results of the audit engagement with the independent accountants, approving professional services provided by the independent accountants (including compensation therefor), reviewing the independence of the independent accountants and reviewing the adequacy of the Company’s internal controls over financial reporting. The members of the audit committee are Frank Grant and Jeff Davi, each of whom is independent. Mr. Grant serves as the chairman of the audit committee. The Board of Directors has determined that Mr. Grant is an “audit committee financial expert” as defined under SEC rules.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee selects and nominates directors for election by Shareholders, selects nominees to fill vacancies on the Board of Directors or a committee thereof, develops and recommends to the Board of Directors a set of corporate governance principles and oversees the evaluation of the Board of Directors. The nominating and corporate governance committee considers candidates suggested by its members and other directors, as well as the Company’s management and Shareholders. A Shareholder who wishes to recommend a prospective nominee for the Board of Directors must provide notice to the Company’s corporate secretary in accordance with the requirements set forth in its bylaws. The members of the nominating and corporate governance committee are Jeff Davi and Frank Grant, each of whom is independent. Mr. Grant serves as chairman of the nominating and corporate governance committee.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met.

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

Code of Ethics for StHealth Capital Partners LLC

StHealth Capital Investments Corporation is committed to conducting business in accordance with applicable laws, rules and regulations and the highest standards of business ethics, and to full and accurate disclosure — financial and otherwise — in compliance with applicable law. This Code of Ethics and Business Conduct (this “Code”), applicable to the BDC’s Chief Executive Officer, Chief Financial Officer and persons performing similar functions (together, “Senior Officers”) pursuant to item 406 of Regulation S-X, as well as the BDC’s directors, officers, and employees (collectively with Senior Officers, the “Covered Persons”) pursuant to the listing standards of NASDAQ Marketplace Rule 4350(n), sets forth policies to guide you in the performance of your duties.

As a Covered Person, you must comply with applicable law. Covered Persons also have a responsibility to conduct themselves in an honest and ethical manner. You have responsibilities that include creating and fostering a culture of high ethical standards and a commitment to compliance, maintaining a work environment that encourages the internal reporting of compliance concerns and promptly addressing compliance concerns.

This Code recognizes that Senior Officers are subject to certain conflicts of interest inherent in the operation of investment companies, because Senior Officers currently or may in the future serve as Senior Officers of the BDC, as officers or employees of the BDC’s investment advisor (the “Advisor”) and/or certain investors in the Advisor (collectively with the Advisor, “StHealth Capital Advisors LLC”) and as officers or trustees/directors of other business development companies, registered investment companies and unregistered investment funds advised by StHealth Capital Advisors LLC. This Code also recognizes that certain laws and regulations applicable to, and certain policies and procedures adopted by, the BDC or StHealth Capital Advisors govern your conduct in connection with many of the conflict of interest situations that arise in connection with the operations of the BDC, including:

●	the Investment Company Act of 1940, and the rules and regulations promulgated thereunder by the Securities and Exchange Commission (the “1940 Act”);

●	the Investment Advisers Act of 1940, and the rules and regulations promulgated thereunder by the Securities and Exchange Commission (the “Advisers Act”);

●	the Code of Ethics adopted by the BDC pursuant to Section 59 and Rule 17j-1(c) under the 1940 Act (collectively, the “BDC’s 1940 Act Code of Ethics”);

●	one or more codes of ethics adopted by StHealth Capital Investments Corporation that have been reviewed and approved by those directors (the “Directors”) of the BDC that are not “interested persons” of the BDC (the “Independent Directors”) within the meaning of the 1940 Act (the “StHealth Capital Advisors 1940 Act Code of Ethics” and, together with the BDC’s 1940 Act Code of Ethics, the “1940 Act Codes of Ethics”);

●	the policies and procedures adopted by the BDC to address conflict of interest situations, such as procedures under Rule 10f-3, Section 57(i) and Rule 17a-7 under the 1940 Act (collectively, the “BDC Policies”); and

●	StHealth Capital Investments Corporation general policies and procedures to address, among other things, conflict of interest situations and related matters (collectively, the “StHealth Policies”).

The provisions of the 1940 Act, the Advisers Act, the 1940 Act Codes of Ethics, the BDC Policies and the StHealth Policies are referred to herein collectively as the “Additional Conflict Rules”.

This Code is different from, and is intended to supplement, the Additional Conflict Rules. Accordingly, a violation of the Additional Conflict Rules by a Covered Person is hereby deemed not to be a violation of this Code, unless and until the Governance Committee of the Directors (the “Governance Committee”) shall determine that any such violation of the Additional Conflict Rules is also a violation of this Code.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Adviser or by individuals who were contracted by the Company or by the Adviser to work on behalf of the Company, pursuant to the terms of the Advisory Agreement. Each of the Company’s executive officers is an employee of the Adviser or an outside contractor, and the Adviser manages the day-to-day investment operations and administration of the Company’s portfolio. In addition, the Company will reimburse the Adviser for the Company’s allocable portion of expenses incurred by the Adviser in performing its obligations under the New Advisory Agreement.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

In the event that the Board of Directors decides to internalize the company’s management functions. If it does so, the Company may elect to negotiate to acquire the Advisor’s assets and personnel. At this time, it cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of the Company’s common stock. The payment of such consideration could result in dilution of Shareholders interest and could reduce the earnings per share attributable to their investment.

In addition, the Company could incur the compensation and benefits costs of its officers and other employees and consultants that are being paid by the Adviser or its affiliates. In addition, it may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute Shareholders’ investment in the Company. The Company cannot reasonably estimate the amount of fees it would save or the costs it would incur if it became self-managed. If the expenses it assumes as a result of an internalization are higher than the expenses it avoids paying to the Adviser, its earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to Shareholders and the value of the Company’s shares. As it is currently organized, it does not have any employees. If it elects to internalize its operations, it would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

OUTSTANDING EQUITY AWARDS AT STHEALTH CAPITAL INVESTMENT CORPORATION

None.

NARRATIVE DISCLOSURE OF COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO THE COMPANY’S RISK MANAGEMENT

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

DIRECTOR COMPENSATION

The Company’s directors who do not also serve in an executive officer or interested director capacity for the Company, the Adviser, any dealer manager, or who are otherwise affiliated therewith, will be entitled to receive annual cash retainer fees, fees for attending in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on the Company’s net assets as of the end of each fiscal quarter. These directors are Jeff Davi and Frank Grant. Amounts payable under the arrangement will be determined and paid quarterly in arrears as follows:

Net Assets	Annual Cash Retainer Fee	Board/Committee Meeting Fee	Annual Chairperson Fee
$0 to $100 million	$12,000	$500	$1,000
$100 million to $300 million	$25,000	$1,000	$5,000
$300 million to $500 million	$40,000	$1,000	$5,000
$500 million to $1 billion	$60,000	$1,500	$20,000
>$1 billion	$80,000	$2,500	$25,000

NARRATIVE TO DIRECTOR COMPENSATION TABLE

The Company will also reimburse each of the directors for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The Company will not pay compensation to directors who also serve in an executive officer or interested director capacity for the Company, the Adviser, any dealer manager or who are otherwise affiliated therewith.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 16, 2019, there were 2,726,758 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of August 16, 2019 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Derek Taller	—	*
David Lessen	—	*
Anthony Raftopol	—	*
Jeff Davi	—	*
Frank Grant	—	*
Robert Brown	—	*
All directors and named executive officers as a group (6 individuals)	—	*
5% or More Shareholders
Donald E Garlikov	312,800	11.47%
Union Bancaire Privee	250,000	9.17%
Robert W & Brenda E Tully JTWROS	183,333	6.72%
MSS Surgical LLC	150,505	5.52%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Fees

Aggregate fees for professional services rendered to us by Malone Bailey LLP (“Malone Bailey”), our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended December 31, 2017 and December 31, 2016. The following table sets forth the aggregate fees billed or expected to be billed by Malone Bailey for audit and non-audit services in 2017 and 2016, including “out-of-pocket” expenses incurred in rendering these services. The nature of services provided for each category is described following the table.

	Year Ended 2017	Year Ended 2016
Audit fees	$75,000	$35,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$75,000	$35,000

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1.   Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.   Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.   Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.   Other Fees are those associated with services not captured in the other categories.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements: The list of financial statements required by this item is set forth in Item 8.

(2) Financial Statement Schedules: All financial statement schedules called for under Regulation S-X are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10-K.

(b) The following documents are filed as exhibits to this Annual Report on Form 10-K:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CompanyName
Date: August 19, 2019
	By:	/s/ Derek Taller
Derek Taller Chief Executive Officer