Form 10-K
period 2018-12-31
StHealth Capital Investment Corp
filed 2019-08-27
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01137

StHealth Capital Investment Corp.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1709055
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

680 5th Avenue New York, NY, 21st Floor	10019
(Address of Principal Executive Offices)	(Zip Code)

212-601-2769

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Not Registered on any exchange at this time
Preferred Stock, par value $0.001 per share	Not Registered on any exchange at this time

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 27, 2019, the Company had 2,789,258 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STHEALTH CAPITAL INVESTMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2018

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

In addition to various risk management and monitoring tools, the Adviser will use an investment rating system to characterize and monitor the expected level of returns on each investment in the Company’s portfolio. The Adviser will use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment

  Rating          Summary Description

1.	Investment exceeding expectations and/or capital gain expected.
2.	Performing investment generally executing in accordance with the portfolio company’s business plan.
3.	Performing investment requiring closer monitoring.
4.	Underperforming investment, but still expecting a positive return on investment.
5.	Underperforming investment with expected loss.

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

As a BDC, the Company must offer, and provide upon request, managerial assistance to its portfolio companies. This assistance could involve, among other things, monitoring the operations of the portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Adviser will provide such managerial assistance on the Company’s behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, the Company, rather than the Adviser, will retain any fees paid for such assistance.

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

Certain provisions of the Company’s charter and bylaws, as well as provisions of the Maryland General Corporation Law, could deter takeover attempts and have an adverse impact on the value of the Company’s common stock.

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

Preferred stock could be issued with rights and preferences that would adversely affect holders of the Company’s common stock.

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

An investment strategy focused primarily on privately-held companies presents certain challenges, including lack of available information about these companies.

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

ITEM 2. PROPERTIES

The principal offices of StHealth Capital Investment Corporation are located at 680 5th Avenue New York, NY, 21st Floor. The lease agreement is on a month-to-month basis starting August 15, 2019. The rent is $10,500 per month. Management believes that with respect to its facilities, equivalent suitable space is available at similar rents.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2018, the price per share for the initial issue of our common stock was $1.50. Subsequent to the initial fundraising round of April 2017, we issued 1,886,131 shares of our common stock from $1.50 to $2.00, the average price was $1.80 per share.

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

Holders

As of August 27, 2019, there were 88 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

The following is a summary of transactions by us during the twelve months ended December 31, 2018 involving sales of our securities that were not registered under the Securities Act. Each sale was exempt from registration under either Section 4(2) of the Securities Act or Section 3(a)(9) of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends where required.

From January 1, 2017 to April 28, 2017, we issued approximately 829,516 shares of common stock and received gross proceeds of approximately $8,279,000. The offering costs were $815,900 and the net proceeds were $7,463,100.

From February to August 2019, we issued 1,948,631 shares of our common stock and received gross proceeds of approximately $3,521,000 at an average price of $1.81 per share.

Use of Proceeds from Sales of Unregistered Securities

From year ended December 31, 2018, the Company deployed approximately $1,100,000 in several investments in portfolio companies, which are described below:

Portfolio Company	Security Type	Interest Rate (%)	Initial Close	Term (months)	Industry	Principal inception	Principal 12/31/18
Equity
Orchestra BioMed, Inc.	Common Stocks	N/A	5/10/18	N/A	BioMed	$1,100,000	$1,100,000
						$1,100,000	$1,100,000

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2018 and December 31, 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward Looking Statements.”

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

General and Administrative

Our general and administrative expenses for the year ended December 31, 2018 were $63,964, a decrease of $66,298, or 51%, compared to $130,262 for the year ended December 31, 2017.

Management fee – related party

Our related party management fees for the year ended December 31, 2018 were $33,556, compared to $28,559 for the year ended December 31, 2017.

Professional Fees

Our professional fees for the year ended December 31, 2017 were $446,395, compared to $1,810,551 for the year ended December 31, 2016.

Interest Income

Our interest income for the year ended December 31, 2018 was $139,268, compared to $231,796 for the year ended December 31, 2017.

Loss on Investment

Our total loss on investment for the year ended December 31, 2017 was $4,914,237, compared to $0 for the year ended December 31, 2017.

Gain on Extinguishment of Debt

During the year ended December 31, 2018, we entered into a settlement agreement with Morris, Manning & Martin LLP, which settled accounts payable balance owed with 75,000 payment on and before May 6, 2019. As a result, we realized $362,192 as a gain on debt extinguishment. There was no such gain during the year ended December 31, 2017.

Net Loss

As a result of the foregoing, for the year ended December 31, 2018, we recorded a net loss of $42,455 compared to a net loss of $6,651,813 for the year ended December 31, 2017.

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2018, we used $232,253 of cash in operating activities primarily as a result of our net loss of $42,455 offset by gain on extinguishment of accounts payable of $362,192 and net changes in operating assets and liabilities of $172,394.

During the year ended December 31, 2017, we used $964,027 of cash in operating activities primarily as a result of our net loss of $6,651,813 offset loss on investments of $4,914,237 and net changes in operating assets and liabilities of $773,549.

Investing Activities

During the year ended December 31, 2017, investing activities provided $240,000, including proceeds from restructure of investment of $90,000 and proceeds from sale of investments of $1,250,000. The company paid 1,100,000 for investments.

During the year ended December 31, 2017, the Company used $6,592,054 in investing activities.

Financing Activities

During the year ended December 31, 2017, financing activities provided $7,463,100 in proceeds from issuance of common.

Going Concern

For the year ended December 31, 2018, the Company incurred a net loss of $42,455. These circumstances may raise substantial doubt as to the Company’s ability to continue as a going concern. It should be noted that the Company has been “stabilized” during the past fifteen months since the purchase of the Advisor by StHealth Capital Partners in March 2018. The Company is essentially being “re-started” to focus on mainly equity investments in mostly smaller and medium sized healthcare companies. The new management/ownership of the Advisor has extensive relevant experience, both professional and educational, and broad relationships throughout the Healthcare and Financial sectors. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to August 2019, we issued 1,948,631 shares of our common stock and received gross proceeds of approximately $3,521,000 at an average price of $1.81 per share. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

StHealth Capital Investment Corporation

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

StHealth Capital Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of St Health Capital Investment Corporation (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2017

Houston, Texas

August 27, 2019

STHEALTH CAPITAL INVESTMENT CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets
Current Assets
Cash	$14,766	$7,019
Investment securities	1,460,054	2,367,054
Investment securities - affiliates	4,337,272	4,225,000
Investment valuation allowance	(4,359,509)	(4,914,237)
Prepaid expense	10,650	17,638
Total assets	$1,463,233	$1,702,474

Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$482,244	$737,687
Accrued expenses	80,101	55,000
Accrued expenses – related party	33,556	—
Total liabilities	595,901	792,687

Stockholders’ equity:
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 840,627 shares issued and outstanding	841	841
Additional paid-in capital	7,562,259	7,562,259
Accumulated deficit	(6,695,768)	(6,653,313)
Total stockholders’ equity	867,332	909,787
Total liabilities and stockholders’ equity	$1,463,233	$1,702,474

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Operating expenses:
General and administrative expense	$63,964	$130,262
Management fee – related party	33,556	28,559
Professional fees	446,395	1,810,551
Total operating expenses	543,915	1,969,372

Loss from operations	(543,915)	(1,969,372)

Other income (expense)
Interest income	139,268	231,796
Loss on investment	—	(1,117,054)
Loss on investment - Affiliates	—	(3,797,183)
Extinguishment of debt	362,192	—
Total other income (loss)	501,460	(4,682,441)

Net loss	$(42,455)	$(6,651,813)

Loss per share - basic and diluted	$(0.05)	$(9.75)

Weighted average common shares outstanding - basic and diluted	840,627	682,524

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION
STATEMENTS OF CHANGE IN STOCKHOLDEER’S EQUITY

	SHARES		$
	Common	Preferred	Common	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - December 31, 2016	11,111	—	11	—	99,989	(1,500)	98,500

Sale of common stock	829,516	—	830	—	7,462,270	—	7,463,100

Net loss	—	—	—	—	—	(6,651,813)	(6,651,813)
Balance - December 31, 2017	840,627	—	841	—	7,562,259	(6,653,313)	909,787

Sale of common stock	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(42,455)	(42,455)
Balance - December 31, 2018	840,627	—	841	—	7,562,259	(6,695,768)	867,332

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(42,455)	$(6,651,813)
Adjustments to reconcile net loss to net cash used in operating activities
Investment impairments expense	—	1,117,054
Investment impairments expense - affiliates	—	3,797,183
Extinguishment of accounts payable	(362,192)	—
Changes in operating assets and liabilities:
Prepaid expenses	6,988	(17,638)
Accounts payable	106,749	737,687
Accrued liabilities	25,101	53,500
Accrued expenses – related party	33,556	—
Cash used in operating activities	(232,253)	(964,027)

Cash flows from investing activities:
Cash paid for investment	(1,100,000)	(2,367,054)
Cash paid for investment - affiliates	—	(4,225,000)
Net proceeds from restructure of investment	90,000	—
Net proceeds from sale of investment	1,250,000	—
Cash provided by (used in) investing activities	240,000	(6,592,054)

Cash flows from financing activities:
Proceeds from sale of common stock	—	7,463,100
Cash provided by financing activities	—	7,463,100

Net increase (decrease) in cash	7,747	(92,981)
Cash, beginning of period	7,019	100,000
Cash, end of period	$14,766	$7,019

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

On August 7, 2018, the Company’s name was changed to StHealth Capital Investment Corp.

On December 4, 2018, Reid Maclellan, the Chief Operating Officer (“COO”) of the Company, submitted his resignation as officer thereof, effective as of October 15, 2018. As of December 4, 2018, the Board appointed David Lessen as COO of the Company. Such appointment was effective as of October 15, 2018.

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

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. As of December 31, 2016, the Company had incurred organization costs of $46,064, which were paid on its behalf by FCIM. Prior to February 10, 2017, these costs were expensed as incurred but, together with offering costs, were limited to 1.5% of total proceeds raised. On February 10, 2017, the Company amended the Investment Advisory Agreement to reflect that these costs are expensed as incurred but, together with offering costs, are limited to 2.0% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser or its affiliates on behalf of the Company are more than 2.0% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of those costs. Since the amendment to the Investment Advisory Agreement was made following December 31, 2016, the Balance Sheet as of December 31, 2016 shows that the Company expensed $1,500 in organization costs, rather than $2,000. Organization costs for 2018 were $0.

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement relating to the Offering. Upon satisfaction of the Minimum Offering Requirement, these costs are capitalized and amortized as an expense on a straight-line basis over a twelve-month period. During the period from June 19, 2014 (Inception) to December 31, 2016, the Company had incurred offering costs of $1,834,325, which were funded on behalf of the Company by FCIM. Prior to February 10, 2017, offering costs, together with organization costs, were limited to 1.5% of total proceeds raised. On February 10, 2017, the Company amended the Investment Advisory Agreement to reflect that offering costs, together with organization costs, are limited to 2.0% of total proceeds raised. Offering costs, together with organization costs are not due and payable to the Adviser to the extent they exceed that amount. No offering costs have been recorded on the accompanying balance sheet as of December 31, 2016 or 2017, since the Minimum Offering Requirement had not been satisfied as of December 31, 2016. Offering costs for 2018 were $0.

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

Gain on Extinguishment of Accounts Payable: During the year ended December 31, 2018, the Company entered into a settlement agreement with Morris, Manning & Martin LLP, which settled accounts payable balance owed with 75,000 payment on and before May 6, 2019. As a result, the Company realized $362,192 as a gain on debt extinguishment.

Recently Issued or Adopted Accounting Standards: In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. The Company has evaluated the impact of the adoption of this standard had on the consolidated financial statements and related disclosures and determined the effect was not material.

Note 3. Going Concern

For the year ended December 31, 2018, the Company incurred a net loss of $42,455. These circumstances may raise substantial doubt as to the Company’s ability to continue as a going concern. It should be noted that the Company has been “stabilized” during the past fifteen months since the purchase of the Advisor by StHealth Capital Partners in March 2018. The Company is essentially being “re-started” to focus on mainly equity investments in mostly smaller and medium sized healthcare companies. The new management/ownership of the Advisor has extensive relevant experience, both professional and educational, and broad relationships throughout the Healthcare and Financial sectors. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to August 2019, we issued 1,948,631 shares of our common stock and received gross proceeds of approximately $3,521,000 at an average price of $1.81 per share. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the year ended December 31, 2018 and 2017, the base management fee paid to the advisor was $33,556 and $28,559, respectively.

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

No incentive fee was earned for the years ended December 31, 2018 and 2017.

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

During the years ended December 31, 2018 and 2017, $0 and $222,796 was paid to advisor for Organization and Offering expenses, respectively.

Note 7. Capital Raising

From January 1, 2017 to April 28, 2017, the Company issued approximately 829,516 shares of common stock and received gross proceeds of approximately $8,279,000 The offering costs were $815,900 and therefore the net proceeds were $7,463,100.

Note 8. Investments

a)	Description of Investments

During the year ended December 31, 2018 and 2017, the Company deployed approximately $1,100,000 and $6,592,054 in proceeds from its public offering in several investments in portfolio companies, which are described below:

Portfolio Company	Security Type	Interest Rate (%)	Initial Close	Term (months)	Industry	Principal inception	Principal 12/31/18	Principal 12/31/17
Senior Secured Loans

Evergreen Communities - affiliate	Senior Secured Loan	14.00%	5/12/2017	12	Real Estate Development	$250,000	$110,000	$170,000

Goodwin Family Trust (affiliate	Senior Secured First Lien Loan	10.00%	5/30/2017	16	Storage	$425,000	$0	$0

Linden Energy Services Holdings, LP	Senior Secured First Lien Loan	15.0% (7% cash, 8% PIK)	7/20/2017	18	Oil and Gas Pipeline	$300,054	$0	$0

PaliGroup, LLC	Senior Secured Loan	13.00%	5/30/2017	12	Hospitality	$2,017,000	$0	$1,250,000

Pelorus Group	Senior Secured Loan	15.0%	7/25/2017	4	Real Estate Development	$50,000	$0	$0

Unsecured Loans

First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	2/24/2017	12	Retail	$1,500,000	$0	$0

First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	3/31/2017	12	Retail	$1,500,000	$0	$0

WenCo Partners, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	4/14/2017	12	Retail	$550,000	$227,817	$257,817

Equity

Orchestra BioMed, Inc.	Preferred Stock Series B	N/A	5/10/18	N/A	BioMed	$1,100,000	$1,100,000	$0
						$7,692,054	$1,437,817	$1,677,817

b)	Current Status of Investments

As of December 31, 2018 the status of the Company’s investments are as follows:

•	Orchestra BioMed Inc. (“Orchestra”)
o	On May 10, 2018, we purchased our initial investment of 220,000 shares of preferred stock series B of Orchestra at $5.00 per share price. The shares are convertible into common stock at any time on a 1 for 1 exchange, are eligible for a future 2 for 1 exchange pending 100% participation in a follow-on offering, automatically convert into Common Stock upon a firm-commitment underwritten public offering of at least $16,000,000, can vote alongside common holders on an as-converted basis, no redemption right, have registration rights and do not pay a dividend. Upon any liquidation, dissolution or winding-up of the Company, the holders of Series B Preferred shall be entitled to receive, in preference to the shares of Common Stock or other junior securities of the Company, the stated value of $5.00 per share of Series B Preferred, and thereafter shall participate on an as- converted basis pro-rata with the holders of Common Stock in any further distributions.

o	Subsequent to the period ended December 31, 2018, we purchased 60,000 shares of preferred stock series B-1 of Orchestra BioMed Inc. at $15.00 per share price (see Subsequent Events for further discussion).

•	Evergreen was carried at $170,000 as of December 31, 2017 due to an impairment in pledged securities, and was restructured in 2018 with an approximate principal payoff of 20% and loan remains current. As of December 31, 2018, Evergreen is carried at $110,000 due to a principal repayment of $60,000 received during the period ended December 31, 2018.
•	Goodwin Family Trust was fully written down because of an impairment in the guarantee, however the loan was restructured in 2018 with additional security. As of December 31, 2018 the loan balance was $491,667 including accrued interest and penalties.
•	WenCo was impaired by 50% (carrying value of $257,817) due to lack of underlying credit worthiness. The loan balance was restructured in 2018 to $663,105, after all penalties and payments. The loan was also secured with additional collateral. As of December 31, 2018, the WenCo balance was $227,817 which include repayment of $30,000 received during the period ended December 31, 2018.
•	Subsequent to December 31, 2018, WenCo, Goodwin and Evergreen were sold for $250,000 plus a promissory note. The terms of the promissory note relate to the recovery of principal of the sold loans as follows: first $310,000 recovery goes to buyer, then next $40,000 goes to the Company, any additional recovery allocate 40% to the Company and 60% to the buyer.
•	Linden is fully written down because of early termination of First Capital Investment Corp’s additional capital commitment requirements.
•	PaliGroup was impaired due to lack of effective security and was subsequently sold in 2018 for $1.25 million.
•	Pelorus Group is fully written down due to lack of credit worthiness.
•	FC Retail is fully written down due to lack of credit worthiness.

Note 9. Income Tax

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries for tax years beginning after December 31, 2017; and (5) implementing a territorial tax system and imposing a transition toll tax on deemed repatriated earnings of foreign subsidiaries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are summarized below.

	2017	2018
Net operating loss carryforward	$(1,739,076)	$(1,771,531)
Total deferred tax assets	(591,286)	(372,022)
Valuation allowance	591,286	372,022
Net deferred tax asset	—	—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2018 and 2017, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2018 and 2017 due to the losses incurred during such periods.

At December 31, 2018 and 2017, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $1.8 million and $1.7 million, respectively, which, if not utilized earlier, expire through 2037.

Note 10. Subsequent Events

On April 3, 2019, the Company purchased 60,000 Series B-1 Preferred shares of Orchestra Biomed (OBIO) at $15.00 per share. The shares are convertible into common stock at any time on a 1 for 1 exchange, are eligible for a future 2 for 1 exchange pending 100% participation in a follow-on offering, automatically convert into Common Stock upon a firm-commitment underwritten public offering of at least $16,000,000, can vote alongside common holders on an as-converted basis, no redemption right, has piggyback registration rights and do not pay a dividend. Upon any liquidation, dissolution or winding-up of the Company, the holders of Series B-1 Preferred shall be entitled to receive, in preference to the shares of Common Stock or other junior securities of the Company, the stated value of $15.00 per share of Series B-1 Preferred, and thereafter shall participate on an as- converted basis pro-rata with the holders of Common Stock in any further distributions.

From February to August 2019, the Company issued 1,948,631 shares of its common stock and received gross proceeds of approximately $3,521,000, at an average price of $1.81 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of December 31, 2018: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of August 27, 2019. Each director serves until removed or resigns, or a successor is elected. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 27, 2019, there were 2,789,258 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of August 27, 2019 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Derek Taller	—	*
David Lessen	—	*
Anthony Raftopol	—	*
Jeff Davi	—	*
Frank Grant	—	*
Robert Brown	—	*
All directors and named executive officers as a group (6 individuals)	—	*
5% or More Shareholders
Donald E Garlikov	312,800	11.21%
Union Bancaire Privee	250,000	8.96%
Robert W & Brenda E Tully JTWROS	183,333	6.57%
MSS Surgical LLC	150,505	5.40%
David Francis Garr	150,000	5.38%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Fees

Aggregate fees for professional services rendered to us by Malone Bailey LLP (“Malone Bailey”), our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended December 31, 2018 and December 31, 2017. The following table sets forth the aggregate fees billed or expected to be billed by Malone Bailey for audit and non-audit services in 2018 and 2017, including “out-of-pocket” expenses incurred in rendering these services. The nature of services provided for each category is described following the table.

	Year Ended 2018	Year Ended 2017
Audit fees	$60,000	$75,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$60,000	$75,000

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

CompanyName
Date: August 27, 2019
	By:	/s/ Derek Taller
Derek Taller Chief Executive Officer