Form 10-Q
period 2019-03-31
StHealth Capital Investment Corp
filed 2019-09-06
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 814-01137

STHEALTH CAPITAL INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Maryland	47-1709055
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

680 5th Avenue New York, NY, 21st Floor	10019
(Address of Principal Executive Offices)	(Zip Code)

212-601-2769

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	N/A	Not Registered on any exchange at this time
Preferred Stock, par value $0.001 per share	N/A	Not Registered on any exchange at this time

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      ☐               No      ☑

As of September 6, 2019, the Company had 2,789,258 shares of its common stock, $0.001 par value per share, outstanding.

STHEALTH CAPITAL INVESTMENT CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

StHealth Capital Investment Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Assets:
Cash	$996,315	$14,766
Investment securities	1,460,054	1,460,054
Investment securities – affiliates	4,087,272	4,337,272
Investment valuation allowance	(4,247,326)	(4,359,509)
Prepaid expense	6,090	10,650
Other current assets	15,000	—
Total assets	$2,317,405	$1,463,233

Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$478,615	$482,244
Accrued expenses	81,352	80,101
Accrued expenses – related party	40,056	33,556
Total liabilities	600,023	595,901

Stockholders’ equity:
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 1,452,592 and 840,627 shares issued and outstanding, respectively	1,453	841
Additional paid-in capital	8,387,802	7,562,259
Accumulated deficit	(6,671,873)	(6,695,768)
Total stockholders’ equity	1,717,382	867,332
Total liabilities and stockholders’ equity	$2,317,405	$1,463,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.

Condensed Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Operating expenses:
General and administrative expense	$14,088	$27,875
Management fee – related party	6,500	8,389
Professional fees	87,024	58,408
Total operating expenses	107,612	94,672

Loss from operations	(107,612)	(94,672)

Other income (expense)
Interest income	19,324	74,314
Unrealized gain on investment valuation	112,183	—
Total other income (loss)	131,507	74,314

Net income (loss)	$23,895	$(20,358)

Income (loss) per share - basic and diluted	$0.02	$(0.02)

Weighted average common shares outstanding - basic and diluted	960,470	840,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.

Condensed Consolidated Statements of Stockholders’ Equity

 (Unaudited)

	SHARES		$
	Common	Preferred	Common	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - December 31, 2017	840,627	—	$841	$—	$7,562,259	$(6,653,313)	$909,787
Sale of common stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(20,358)	(20,358)
Balance - March 31, 2018	840,627	—	$841	$—	$7,562,259	$(6,673,671)	$889,429

Balance - December 31, 2018	840,627	—	$841	$—	$7,562,259	$(6,695,768)	$867,332
Sale of common stock	611,965	—	612	—	825,543	—	826,155
Net income	—	—	—	—	—	23,895	23,895
Balance - March 31, 2019	1,452,592	—	$1,453	$—	$8,387,802	$(6,671,873)	$1,717,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income (loss)	$23,895	$(20,358)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investment valuation	(112,183)	—
Changes in operating assets and liabilities:
Prepaid expenses	4,560	17,638
Other receivables	(15,000)	—
Accounts payable	(3,629)	15
Accrued liabilities	1,251
Accrued expenses - related party	6,500	—
Cash used by operating activities	(94,606)	(2,705)

Cash flows from investing activities:
Net cash proceeds from sale of investment	250,000	—
Cash provided by investing activities	250,000	—

Cash flows from financing activities:
Proceeds from sale of common stock	826,155	—
Cash provided by financing activities	826,155	—

Net increase (decrease) in cash	981,549	(2,705)
Cash, beginning of period	14,766	7,019
Cash, end of period	$996,315	$4,314

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018

(Unaudited)

Note 1. Nature of the Business

StHealth Capital Investment Corp. (formerly First Capital Investment Corporation and Freedom Capital Corporation) (the “Company”), was incorporated under the general corporation laws of the State of Maryland on June 19, 2014. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.

Valuation of Portfolio Investments: The Company intends to determine the net asset value of its investment portfolio each quarter. The board of directors also reviews and approves the valuation for each period end. Securities that are publicly traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s board of directors - in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs.  ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. In connection with that determination, the Company expects that the Adviser will provide the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Recently Issued or Adopted Accounting Standards: In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for 10-Q periods beginning after December 15, 2018, and interim periods therein. The Company has evaluated the impact of the adoption of this standard had on the consolidated financial statements and related disclosures and determined the effect was not material.

Note 3. Going Concern

For the three months ended March 31, 2019, the Company incurred a net income of $23,895 and have an accumulated deficit of $6,671,873. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to August 2019, the Company issued 1,948,631 shares of its common stock and received gross proceeds of approximately $3,521,000 for an average share price of $1.81. There were 10% commission cost and therefore net proceeds in cash were approximately $3,169,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Compensation of the Advisor

On August 7, 2018, the Company held the 2018 10-Q Meeting of shareholders at which meeting the new Investment Advisory and Administrative Services Agreement by and between the Company and StHealth Capital Advisors was approved,

The Company will pay the Adviser a fee for its services under the New Advisory Agreement consisting of two components — a base management fee and an incentive fee based on the Company’s performance. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by the Shareholders.

Base Management Fee. The base management fee will be payable quarterly in arrears and will be calculated at a 10-Q rate of 2.0% of the Company’s average monthly gross assets during such period. The base management fee may or may not be taken in whole or in part at the discretion of the Adviser. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Adviser shall determine. The base management fee for any partial month or quarter will be appropriately prorated.

During the three months ended March 31, 2019 and 2018, the base management fee paid to the advisor was $6,500 and $8,389, respectively.

Incentive Fee. Under the New Advisory Agreement, the incentive fee consists of two parts. The first part, which the Company refers to as the subordinated incentive fee on interest or dividend income, will be calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on interest or dividend income will be subject to a quarterly hurdle rate, or the rate of return that must be met before incentive fees are payable to the Adviser, expressed as a rate of return on adjusted capital for the most recently completed calendar quarter, of 0.496% (2.0% 10-Qized), subject to a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to the Adviser under the New Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on interest or dividend income for each quarter is as follows:

●

No subordinated incentive fee on interest or dividend income is payable to the Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 0.496%;

●

100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 0.619% in any calendar quarter (2.5% 10-Qized) is payable to the Adviser. The Company refers to this portion of its pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 0.619%) as the “catch-up.” The “catch-up” provision is intended to provide the Adviser with an incentive fee of 20.0% on all of the Company’s pre-incentive fee net investment income when its pre-incentive fee net investment income reaches 0.619% in any calendar quarter; and

●

20.0% of the amount of the pre-incentive fee net investment income, if any, that exceeds 0.619% in any calendar quarter (2.5% 10-Qized) is payable to the Adviser once the hurdle rate is reached and the catch-up is achieved (20.0% of all pre-incentive fee net investment income thereafter is allocated to the Adviser).

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

No incentive fee was earned for the three months ended March 31, 2019 and 2018.

Note 5. Expense Reimbursement

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

During the three months ended March 31, 2019 and 2018, $0 was paid to advisor for Organization and Offering expenses.

Note 6. Capital Raising

During the three months ended March 31, 2019, the Company issued 611,965 shares of its common stock and received gross proceeds of approximately $918,000 at an average price of $1.50 per share. There were 10% commission cost and therefore net proceeds in cash were approximately $826,000.

Note 7. Investments

a)	Description of Investments

During the three months ended March 31, 2019 and 2018, the Company deployed approximately $900,000 and $1,100,000 in proceeds from its public offering in several investments in portfolio companies, which are described below:

Portfolio Company	Security Type	Interest Rate (%)	Initial Close	Term (months)	Industry	Cost basis at inception	Carry value at 3/31/19	Carry value at 12/31/18
Equity
Orchestra BioMed, Inc.	Preferred Stock Series B	N/A	5/10/18	N/A	BioMed	$1,100,000	$1,110,000	$1,100,000
Senior Secured Loans
Evergreen Communities/ Goodwin Family Trust/ WenCo Partners, LLC (affiliates)	Senior Secured Loan	9-14.00%	4/14/2017 -5/30/2017	12 -16	Real Estate Development/ Storage/ Retail	$1,225,000	$200,000	$337,817
Linden Energy Services Holdings, LP	Senior Secured First Lien Loan	15.0% (7% cash, 8% PIK)	7/20/2017	18	Oil and Gas Pipeline	$300,054	$0	$0
PaliGroup, LLC	Senior Secured Loan	13.00%	5/30/2017	12	Hospitality	$2,017,000	$0	$0
Pelorus Group	Senior Secured Loan	15.0%	7/25/2017	4	Real Estate Development	$50,000	$0	$0
Unsecured Loans
First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	2/24/2017	12	Retail	$1,500,000	$0	$0
First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	3/31/2017	12	Retail	$1,500,000	$0	$0
						$7,692,054	$1,300,000	$1,437,817

b)	Current Status of Investments

Equity

●	Orchestra BioMed Inc. (“Orchestra”)
○

On May 10, 2018, we purchased our initial investment of 220,000 shares of preferred stock series B of Orchestra at $5.00 per share price. The shares are convertible into common stock at any time on a 1 for 1 exchange, are eligible for a future 2 for 1 exchange pending 100% participation in a follow-on offering, automatically convert into Common Stock upon a firm commitment underwritten public offering of at least $16,000,000, can vote alongside common holders on an as-converted basis, have registration rights, no redemption right, has piggyback registration right, and do not pay a dividend. Upon any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred shall be entitled to receive, in preference to the shares of Common Stock or other junior securities of the Company, the stated value of $5.00 per share of Series B Preferred, and thereafter shall participate on an as converted basis prorate with the holders of Common Stock in any further distributions. In March, 2019, Orchestra announced 1 for 2 reverse split, as a result, 220,000 shares of preferred stock is convertible into 110,000 shares of common stocks.

Senior Secured Loans

●	Evergreen
○	As of December 31, 2018, Evergreen is carried at $110,000 due to repayment of $60,000 received during the period ended December 31, 2018.

●	Goodwin Family Trust
○

Goodwin was fully written down because of an impairment in the guarantee, however the loan was restructured in 2018 with additional security. As of December 31, 2018 and March 31, 2019 the loan balance was $491,667 including accrued interest and penalties.

●	WenCo
○

The loan was previously impaired by 50% (carrying value of $257,817) due to lack of underlying credit worthiness. The loan was later secured with additional collateral. As of December 31, 2018 and March 31, 2019, the WenCo balance was $227,817 which include repayment of $30,000 received during the period ended December 31, 2018.

●	Promissory Note (“Combined Note”)
○

On February 25, 2019, WenCo, Goodwin and Evergreen were sold for $250,000 plus a promissory note (“Combined Note”). The terms of the promissory note relate to the recovery of principal of the sold loans as follows:

▪ The initial recovery of $310,000 is retained by the buyer of the 3 assets,

▪ The next $40,000 received by the buyer is paid to the Company, and

▪ Additional recoveries beyond those noted above are allocated as 40% paid to the Company by the buyer upon receipt, and 60% is retained by the buyer.

○	As of March 31, 2019, the Combined Note was valued at $200,000, and we recorded $112,183 as a gain on valuation of assets.

●	Linden
○	Fully written down due to early termination of First Capital Investment Corp’s additional capital commitment requirements.

●	PaliGroup
○	Fully impaired due to lack of effective security and was sold in 2018 for $1.25 million.

●	Pelorus Group
○	Fully impaired due to lack of credit worthiness.

Unsecured Loans

●	FC Retail
○	Fully impaired due to lack of credit worthiness.

Note 8. Subsequent Event

From April to August 2019, the Company issued 1,336,666 shares of its common stock and received gross proceeds of approximately $2,603,000 at an average price of $1.95 per share. There were 10% commission cost and therefore net proceeds in cash were approximately $2,343,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the quarters ended March 31,2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the SEC on August 19, 2019. See “Special Note Regarding Forward Looking Statements.”

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2019 were $14,088, a decrease of $13,787, or 49%, compared to $27,875 for the three months ended March 31, 2018.

Management fee – related party

Our related party management fees for the three months ended March 31, 2019 were $6,500, compared to $8,389 for the three months ended March 31, 2018.

Professional Fees

Our professional fees for the three months ended March 31, 2019 were $87,024, compared to $58,408 for the three months ended March 31, 2018.

Interest Income

Our interest income for the three months ended March 31, 2019 was $19,324, compared to $74,314 for the three months ended March 31, 2018.

Net Income/Loss

As a result of the foregoing, for the three months ended March 31, 2019, we recorded a net income of $23,895 compared to a net loss of $20,358 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2019, we used $94,606 of cash in operating activities primarily as a result of our net income of $23,895 offset by gain on valuation of assets of $112,183 and net changes in operating assets and liabilities of $(6,318).

During the three months ended March 31, 2018, we used $2,705 of cash in operating activities primarily as a result of our net loss of $20,358 offset by net changes in operating assets and liabilities of $17,653.

Investing Activities

During the three months ended March 31, 2019, the Company received $250,000 in investing activities in net proceeds from sale of investments.

Financing Activities

During the three months ended March 31, 2019, financing activities provided $826,155 in proceeds from issuance of common stock.

Going Concern

For the three months ended March 31, 2019, the Company incurred a net income of $23,895 and have an accumulated deficit of $6,671,873. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to August 2019, the Company issued 1,948,631 shares of its common stock and received gross proceeds of approximately $3,521,000 for an average share price of $1.81. There were 10% commission cost and therefore net proceeds in cash were approximately $3,169,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Transactions

At March 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our 10-Q or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate our internal control weakness, management intends to implement the following measures:

●	Add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the Securities and Exchange Commission on August 19, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Periodic Report by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STHEALTH CAPITAL INVESTMENT CORP.
Date: September 6, 2019
	By:	/s/ Derek Taller
Derek Taller
Chief Executive Officer