Form 10-Q
period 2019-06-30
StHealth Capital Investment Corp
filed 2019-09-06
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      ☑        No      ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes      ☑        No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

STHEALTH CAPITAL INVESTMENT CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

StHealth Capital Investment Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Assets:
Cash	$846,733	$14,766
Investment securities	2,910,054	1,460,054
Investment securities – affiliates	4,087,272	4,337,272
Investment valuation allowance	(4,247,326)	(4,359,509)
Prepaid expense	43,651	10,650
Other current assets	15,000	—
Total assets	$3,655,384	$1,463,233

Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$345,207	$482,244
Accrued expenses	68,500	80,101
Accrued expenses - related party	53,806	33,556
Total liabilities	467,513	595,901

Stockholders’ equity:
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 2,084,258 and 840,627 shares issued and outstanding, respectively	2,085	841
Additional paid-in capital	9,461,171	7,562,259
Accumulated deficit	(6,275,385)	(6,695,768)
Total stockholders’ equity	3,187,871	867,332
Total liabilities and stockholders’ equity	$3,655,384	$1,463,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.

Condensed Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating expenses:
General and administrative expense	$25,600	$20,559	$39,688	$48,434
Management fee – related party	13,750	8,389	20,250	16,778
Professional fees	116,501	121,512	203,525	179,920
Total operating expenses	155,851	150,460	263,463	245,132

Loss from operations	(155,851)	(150,460)	(263,463)	(245,132)

Other income (expense)
Interest income	2,339	49,399	21,663	123,713
Unrealized gain on investment valuation	550,000	—	662,183	—
Total other income (loss)	552,339	49,399	683,846	123,713

Net income (loss)	$396,488	$(101,061)	$420,383	$(121,419)

Income (loss) per share - basic and diluted	$0.23	$(0.12)	$0.32	$ (0.14)

Weighted average common shares outstanding - basic and diluted	1,693,736	840,627	1,329,129	840,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.

Condensed Consolidated Statements of Stockholders’ Equity

 (Unaudited)

Three Months Ended June 30, 2018 and 2019	SHARES		$
	Common Shares	Preferred Shares	Common Shares	Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balance - March 31, 2018	840,627	—	$841	$—	$7,562,259	$(6,673,671)	$889,429
Net loss	—	—	—	—	—	(101,061)	(101,061)
Balance - June 30, 2018	840,627	—	$841	$—	$7,562,259	$(6,774,732)	$788,368

Balance - March 31, 2019	1,452,592	—	$1,453	$—	$8,387,802	$(6,671,873)	$1,717,382
Sale of common stock	631,666	—	632	—	1,073,369	—	1,074,001
Net income	—	—	—	—	—	396,488	396,488
Balance - June 30, 2019	2,084,258	—	$2,085	$—	$9,461,171	$(6,275,385)	$3,187,871

Six Months Ended June 30, 2018 and 2019	SHARES		$
	Common Shares	Preferred Shares	Common Shares	Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balance - December 31, 2017	840,627	—	$841	$—	$7,562,259	$(6,653,313)	$909,787
Net loss	—	—	—	—	—	(121,419)	(121,419)
Balance - June 30, 2018	840,627	—	$841	$—	$7,562,259	$(6,774,732)	$788,368

Balance - December 31, 2018	840,627	—	$841	$—	$7,562,259	$(6,695,768)	$867,332
Sale of common stock	1,243,631	—	1,244	—	1,898,912	—	1,900,156
Net income	—	—	—	—	—	420,383	420,383
Balance - June 30, 2019	2,084,258	—	$2,085	$—	$9,461,171	$(6,275,385)	$3,187,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash flows from operating activities:
Net income (loss)	$420,383	$121,419
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investment valuation	(662,183)	—
Changes in operating assets and liabilities:
Prepaid expenses	(33,001)	17,638
Other receivables	(15,000)	—
Accounts payable	(137,037)	(2,513)
Accrued liabilities	(11,601)	—
Accrued expenses - related party	20,250	—
Cash used by operating activities	(418,189)	(106,294)

Cash flows from investing activities:
Cash paid for investment	(900,000)	(1,100,000)
Cash from restructure of investment	—	70,000
Net cash proceeds from sale of investment	250,000	1,250,000
Cash provided by (used in) investing activities	(650,000)	220,000

Cash flows from financing activities:
Proceeds from sale of common stock	1,900,156	—
Cash provided by financing activities	1,900,156	—

Net increase (decrease) in cash	831,967	113,707
Cash, beginning of period	14,766	7,019
Cash, end of period	$846,733	$120,726

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.

Notes to Condensed Consolidated Financial Statements

For the six months ended June 30, 2019 and 2018

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.

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

Note 3. Going Concern

For the six months ended June 30, 2019, the Company incurred a net income of $420,383 and have an accumulated deficit of $6,275,385. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to August 2019, the Company issued 1,948,631 shares of its common stock and received gross proceeds of approximately $3,521,000 for an average share price of $1.81. There were 10% commission cost and therefore net proceeds in cash were approximately $3,169,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the six months ended June 30, 2019 and 2018, the base management fee paid to the advisor was $20,250 and $16,778, respectively.

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

No incentive fee was earned for the six months ended June 30, 2019 and 2018.

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

During the six months ended June 30, 2019 and 2018, $0 was paid to advisor for Organization and Offering expenses.

Note 6. Capital Raising

During the six months ended June 30, 2019, the Company issued 1,243,631 shares of its common stock and received gross proceeds of approximately $2,111,000 at an average price of $1.70 per share. There were 10% commission cost and therefore net proceeds in cash were approximately $1,900,000.

Note 7. Investments

a)	Description of Investments

During the six months ended June 30, 2019 and 2018, the Company deployed approximately $900,000 and $1,100,000 in proceeds from its public offering in several investments in portfolio companies, which are described below:

Portfolio Company	Security Type	Interest Rate (%)	Initial Close	Term (months)	Industry	Cost basis at inception	Carry value at 6/30/19	Carry value at 12/31/18
Equity
Orchestra BioMed, Inc.	Preferred Stock Series B	N/A	5/10/18	N/A	BioMed	$1,100,000	$1,650,000	$1,100,000
Orchestra BioMed, Inc.	Preferred Stock Series B-1	N/A	4/3/19	N/A	BioMed	$900,000	$900,000	$0
Senior Secured Loans
Evergreen Communities/ Goodwin Family Trust/ WenCo Partners, LLC (affiliates )	Senior Secured Loan	9.%-14.%	4/14/2017- 5/30/2017	12-16	Real Estate Development/ Storage	$1,225,000	$200,000	$337,817

Linden Energy Services Holdings, LP	Senior Secured First Lien Loan	15% (7% cash, 8% PIK)	7/20/2017	18	Oil and Gas Pipeline	$300,054	$0	$0

PaliGroup, LLC	Senior Secured Loan	13%	5/30/2017	12	Hospitality	$2,017,000	$0	$0

Pelorus Group	Senior Secured Loan	15%	7/25/2017	4	Real Estate Development	$50,000	$0	$0

Unsecured Loans

First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	2/24/2017	12	Retail	$1,500,000	$0	$0

First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	3/31/2017	12	Retail	$1,500,000	$0	$0

						$8,592,054	$2,750,000	$1,437,817

b)   Current Status of Investments

Equity

●	Orchestra BioMed Inc. (“Orchestra”)
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

o

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

o

On April 3, 2019, the Company revalued preferred stock series B at an equivalence of 110,000 shares of common stock of $15 per as-converted basis, recorded $550,000 increase in value as gain on asset valuation.

Senior Secured Loans

●	Evergreen
o	As of December 31, 2018, Evergreen is carried at $110,000 due to repayment of $60,000 received during the period ended December 31, 2018.

●	Goodwin Family Trust
o

Goodwin was fully written down because of an impairment in the guarantee, however the loan was restructured in 2018 with additional security. As of December 31, 2018 and June 30, 2019 the loan balance was $491,667 including accrued interest and penalties.

●	WenCo
o

The loan was previously impaired by 50% (carrying value of $257,817) due to lack of underlying credit worthiness. The loan was later secured with additional collateral. As of December 31, 2018 and June 30, 2019, the WenCo balance was $227,817 which include repayment of $30,000 received during the period ended December 31, 2018.

●	Promissory Note (“Combined Note”)
o

On February 25, 2019, WenCo, Goodwin and Evergreen were sold for $250,000 plus a promissory note (“Combined Note”). The terms of the promissory note relate to the recovery of principal of the sold loans as follows:

▪     The initial recovery of $310,000 is retained by the buyer of the 3 assets,

▪     The next $40,000 received by the buyer is paid to the Company, and

▪     Additional recoveries beyond those noted above are allocated as 40% paid to the Company by the buyer upon receipt, and 60% is retained by the buyer.

o	As of June 30, 2019, the Combined Note was valued at $200,000, and we recorded $112,183 as a gain on valuation of assets.

●	Linden
o	Fully written down due to early termination of First Capital Investment Corp’s additional capital commitment requirements.

●	PaliGroup
o	Fully impaired due to lack of effective security and was sold in 2018 for $1.25 million.

●	Pelorus Group
o	Fully impaired due to lack of credit worthiness.

Unsecured Loans

●	FC Retail
o	Fully impaired due to lack of credit worthiness.

Note 8. Subsequent Event

From July to August 2019, the Company issued 705,000 shares of its common stock and received gross proceeds of $1,410,000 at an effective price of $2.00 per share. There were 10% commission cost and therefore net proceeds in cash were approximately $1,269,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the quarters ended June 30,2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the SEC on August 19, 2019. See “Special Note Regarding Forward Looking Statements.”

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2019 were $25,600, an increase of $5,041, or 25%, compared to $20,559 for the three months ended June 30, 2018.

Management fee – related party

Our related party management fees for the three months ended June 30, 2019 were $13,750, compared to $8,389 for the three months ended June 30, 2018.

Professional Fees

Our professional fees for the three months ended June 30, 2019 were $116,501, compared to $121,512 for the three months ended June 30, 2018.

Interest Income

Our interest income for the three months ended June 30, 2019 was $2,339, compared to $49,399 for the three months ended June 30, 2018.

Gain on Asset Valuation

Our gain on asset valuation for the three months ended June 30, 2019 was $550,000. There was no such gain during the three months ended June 30, 2018.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2019, we recorded a net income of $396,488 compared to a net loss of $101,061 for the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2019 were $39,688, a decrease of $8,746, or 18%, compared to $48,434 for the six months ended June 30, 2018.

Management fee – related party

Our related party management fees for the six months ended June 30, 2019 were $20,250, compared to $16,778 for the six months ended June 30, 2018.

Professional Fees

Our professional fees for the six months ended June 30, 2019 were $203,525, compared to $179,920 for the six months ended June 30, 2018.

Interest Income

Our interest income for the six months ended June 30, 2019 was $21,663, compared to $123,713 for the six months ended June 30, 2018.

Gain on Asset Valuation

Our gain on asset valuation for the six months ended June 30, 2019 was $662,183. There was no such gain during the six months ended June 30, 2018.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2019, we recorded a net income of $420,383 compared to a net loss of $121,419 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2019, we used $418,189 of cash in operating activities primarily as a result of our net income of $420,383 offset by gain on valuation of assets of $662,183 and net changes in operating assets and liabilities of $176,389.

During the six months ended June 30, 2018, we used $106,294 of cash in operating activities primarily as a result of our net loss of $121,419 offset by net changes in operating assets and liabilities of $15,125.

Investing Activities

During the six months ended June 30, 2019, the Company used $650,000 in investing activities. The company paid $900,000 for investments. Net proceeds from sale of investments were $250,000.

During the six months ended June 30, 2018, investing activities provided $220,000, including $1,250,000 in net proceeds from sale of investments and $70,000 in proceeds from restructure of investments. The company paid $1,100,000 for investments.

Financing Activities

During the six months ended June 30, 2019, financing activities provided $1,900,156 in proceeds from issuance of common stock.

Going Concern

For the six months ended June 30, 2019, the Company incurred a net income of $420,383 and have an accumulated deficit of $6,275,385. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to August 2019, the Company issued 1,948,631 shares of its common stock and received gross proceeds of approximately $3,521,000 for an average share price of $1.81. There were 10% commission cost and therefore net proceeds in cash were approximately $3,169,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Off-Balance Sheet Transactions

At June 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our 10-Q or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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