Form 10-Q
period 2019-09-30
StHealth Capital Investment Corp
filed 2019-11-14
CIK 1617572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes      ☐               No      ☑

As of November 12, 2019, the Company had 3,874,188 shares of its common stock, $0.001 par value per share, outstanding.

STHEALTH CAPITAL INVESTMENT CORP.
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

StHealth Capital Investment Corp.
Condensed Consolidated Balance Sheets

	September 30,		December 31,
	2019		2018
Assets	(Unaudited)
Current Assets
Investment securities, net		$3,150,000	$1,100,000
Investment securities - affiliates, net		200,000	337,817
Cash		2,615,260	14,766
Prepaid expense		27,320	10,650
Other current assets		47,944	—
Total current assets		6,040,524	1,463,233
Property plant and equipment, net		37,244	—
Total assets		$6,077,768	$1,463,233

Liabilities and stockholders’ equity
Liabilities:
Accounts payable		$329,007	$482,244
Accrued expenses		66,750	80,101
Accrued expenses - related party		70,556	33,556
Total liabilities		466,313	595,901

Net Asset Value		5,611,455	867,332

Composition of net assets
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding		—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 3,845,688 and 840,627 shares issued and outstanding		3,846	841
Additional paid-in capital		12,629,984	7,562,259
Accumulated deficit		(7,022,375)	(6,695,768)
Net assets	S	5,611,455	$867,332
Net assets value per share of common stock		$1.46	$1.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment Income
Interest income	$3,216	$5,407	$24,879	$129,120

Operating expenses
General and administrative expense	71,471	4,006	111,159	52,440
Management fee – related party	16,750	8,389	37,000	25,167
Professional fees	262,367	101,096	465,892	281,016
Total operating expenses	350,588	113,491	614,051	358,623

Net investment income	(347,372)	(108,084)	(589,172)	(229,503)

Unrealized gain/loss
Gain (loss) on investment valuation	(399,618)	—	262,565	—
Total net realized and unrealized gain (loss) on investments	(399,618)	—	262,565	—

Net increase (decrease) in net assets resulting from operations investments	$(746,990)	$(108,084)	$(326,607)	$(229,503)

Net increase (decrease) in net assets resulting from operations (Loss per Share) - basic and diluted	$(0.26)	$(0.13)	$(0.18)	$(0.27)

Weighted average common shares outstanding - basic and diluted	2,831,673	840,627	1,835,481	840,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2018 and 2019	SHARES		$
	Common	Preferred	Common	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - December 31, 2017	840,627	—	$841	$—	$7,562,259	$(6,653,313)	$909,787
Net loss	—	—	—	—	—	(229,503)	(229,503)
Balance - September 30, 2018	840,627	—	$841	$—	$7,562,259	$(6,882,816)	$680,284

Balance - December 31, 2018	840,627	—	$841	$—	$7,562,259	$(6,695,768)	$867,332
Sale of common stock	3,005,061	—	3,005	—	5,067,725	—	5,070,730
Net income	—	—	—	—	—	(326,607)	(326,607)
Balance - September 30, 2019	3,845,688	—	$3,846	$—	$12,629,984	$(7,022,375)	$5,611,455

Three Months Ended September 30, 2018 and 2019	SHARES		$
	Common	Preferred	Common	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - June 30, 2018	840,627	—	$841	$—	$7,562,259	$(6,774,732)	$788,368
Net loss	—	—	—	—	—	(108,084)	(108,084)
Balance - September 30, 2018	840,627	—	$841	$—	$7,562,259	$(6,882,816)	$680,284

Balance - June 30, 2019	2,084,258	—	$2,085	$—	$9,461,171	$(6,275,385)	$3,187,871
Sale of common stock	1,761,430	—	1,761	—	3,168,813	—	3,170,574
Net income	—	—	—	—	—	(746,990)	(746,990)
Balance - September 30, 2019	3,845,688	—	$3,846	$—	$12,629,984	$(7,022,375)	$5,611,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 StHealth Capital Investment Corp.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operations
Net investment income (loss)	$(347,372)	$(108,084)	$(589,172)	$(229,503)
Net change in unrealized appreciation (depreciation) on investments	(399,618)	—	262,565	—
Net increase (decrease) in net assets resulting from operations	(746,990)	(108,084)	(326,607)	(229,503)

Capital share transactions Capital share transactions
Sales of common stock	3,170,574	—	5,070,730	—
Net increase (decrease) in net assets resulting from capital share transactions	3,170,574	—	5,070,730	—

Total increase (decrease) in net assets	2,423,584	(108,084)	4,744,123	(229,503)
Net assets at beginning of period	3,187,871	788,368	867,332	909,787
Net assets at end of period	$5,611,455	$680,284	$5,611,455	$680,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income (loss)	$(326,607)	$(229,503)
Adjustments to reconcile net income (loss) to net
Depreciation	1,350	—
Unrealized gain on investment valuation	(262,183)	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,670)	2,428
Other receivables	(47,944)	—
Accounts payable	(153,237)	6,641
Accrued liabilities	(13,351)	11,600
Accrued expenses - related party	37,000	25,167
Cash used by operating activities	(781,642)	(183,667)

Cash flows from investing activities:
Cash paid for investment	(1,900,000)	(1,100,000)
Purchase of fixed assets	(38,594)	—
Cash from restructure of investment	—	90,000
Net proceeds from sale of investment	250,000	1,250,000
Cash provided (used) by investing activities	(1,688,594)	240,000

Cash flows from financing activities:
Proceeds from sale of common stock	5,070,730	—
Cash provided by financing activities	5,070,730	—

Net increase (decrease) in cash	2,600,494	56,333
Cash, beginning of period	14,766	7,019
Cash, end of period	$2,615,260	$63,352

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

StHealth Capital Investment Corp.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2019 and 2018
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.

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

Note 3. Going Concern

For the nine months ended September 30, 2019, the Company incurred a net loss of $326,607 and have an accumulated deficit of $7,022,375. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to November 2019, the Company issued 3,033,561 shares of its common stock and received gross proceeds of approximately $5,691,000 for an average share price of $1.88. There were 10% commission cost and therefore net proceeds in cash were approximately $5,122,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the nine months ended September 30, 2019 and 2018, the base management fee was accrued for but unpaid to the advisor in the amounts of $37,000 and $25,167, respectively.

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

No incentive fee was earned for the nine months ended September 30, 2019 and 2018.

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

During the nine months ended September 30, 2019 and 2018, $0 was paid to advisor for Organization and Offering expenses.

Note 6. Capital Raising

During the nine months ended September 30, 2019, the Company issued 3,005,061 shares of its common stock and received gross proceeds of approximately $5,634,000 at an average price of $1.87 per share. There were 10% commission cost and therefore net proceeds in cash were approximately $5,071,000.

Note 7. Investments

a)	Description of Investments

During the nine months ended September 30, 2019 and 2018, the Company deployed approximately $900,000 and $1,100,000 in proceeds from its public offering in several investments in portfolio companies, which are described below:

Portfolio Company	Security Type	Interest Rate (%)	Initial Close	Term (months)	Industry	Cost basis at inception	Carry value at 9/30/19	Carry value at 12/31/18

Equity

Orchestra BioMed, Inc.	Preferred Stock Series B	N/A	5/10/18	N/A	BioMed	$1,100,000	$1,650,000	$1,100,000
Orchestra BioMed, Inc.	Preferred Stock Series B-1	N/A	4/3/19	N/A	BioMed	$900,000	$900,000	$0
AzurRx BioPharma Inc	Common Stock	N/A	7/18/19	N/A	BioMed	$1,000,000	$600,000	$0

Senior Secured Loans

Evergreen Communities/Goodwin Family Trust/WenCo Partners, LLC (affiliates )	Senior Secured Loan	9.%-14.%	4/14/2017- 5/30/2017	12-16	Real Estate Development/ Storage	$1,225,000	$200,000	$337,817

Linden Energy Services Holdings, LP	Senior Secured First Lien Loan	15% (7% cash, 8% PIK)	7/20/2017	18	Oil and Gas Pipeline	$300,054	$0	$0

PaliGroup, LLC	Senior Secured Loan	13%	5/30/2017	12	Hospitality	$2,017,000	$0	$0

Pelorus Group	Senior Secured Loan	15%	7/25/2017	4	Real Estate Development	$50,000	$0	$0

Unsecured Loans

First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	2/24/2017	12	Retail	$1,500,000	$0	$0

First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	3/31/2017	12	Retail	$1,500,000	$0	$0
						$9,592,054	$3,350,000	$1,437,817

b)   Current Status of Investments

Equity

●	Orchestra BioMed Inc. (“Orchestra”)
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

AzurRx BioPharma Inc.

In August 2019, we purchased 1,000,000 shares of common stock of AZURRX Biopharma, Inc. (NASDAQ: AZRX). As of September 30, 2019, the closing price is $0.60, we recorded an unrealized loss of $400,000 related to the decline in the value of the common stock that we purchased.

Senior Secured Loans

●	Evergreen
o	As of December 31, 2018, Evergreen is carried at $110,000 due to repayment of $60,000 received during the period ended December 31, 2018.

●	Goodwin Family Trust
o	Goodwin was fully written down because of an impairment in the guarantee, however the loan was restructured in 2018 with additional security. As of December 31, 2018 and September 30, 2019 the loan balance was $491,667 including accrued interest and penalties.

●	WenCo
o	The loan was previously impaired by 50% (carrying value of $257,817) due to lack of underlying credit worthiness. The loan was later secured with additional collateral. As of December 31, 2018 and September 30, 2019, the WenCo balance was $227,817 which include repayment of $30,000 received during the period ended December 31, 2018.

●	Promissory Note (“Combined Note”)
o	On February 25, 2019, WenCo, Goodwin and Evergreen were sold for $250,000 plus a promissory note (“Combined Note”). The terms of the promissory note relate to the recovery of principal of the sold loans as follows:
▪	The initial recovery of $310,000 is retained by the buyer of the 3 assets,
▪	The next $40,000 received by the buyer is paid to the Company, and
▪	Additional recoveries beyond those noted above are allocated as 40% paid to the Company by the buyer upon receipt, and 60% is retained by the buyer.
o	As of September 30, 2019, the Combined Note was valued at $200,000, and we recorded $112,183 as a gain on valuation of assets.

●	Linden
o	Fully written down due to early termination of First Capital Investment Corp’s additional capital commitment requirements.

●	PaliGroup
o	Fully impaired due to lack of effective security and was sold in 2018 for $1.25 million.

●	Pelorus Group
o	Fully impaired due to lack of credit worthiness.

Unsecured Loans

●	FC Retail
o	Fully impaired due to lack of credit worthiness.

Note 8. Subsequent Event

Subsequent to September 30, 2019, the Company issued 28,500 shares of its common stock and received gross proceeds of $57,000 at an effective price of $2.00 per share. There were 10% commission cost and therefore net proceeds in cash were approximately $51,300.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the quarters ended September 30,2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the SEC on August 19, 2019. See “Special Note Regarding Forward Looking Statements.”

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Interest Income

Our interest income for the three months ended September 30, 2019 was $3,216, compared to $5,407 for the three months ended September 30, 2018.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2019 were $71,471, an increase of $67,465, or 1,684%, compared to $4,006 for the three months ended September 30, 2018.

Management fee – related party

Our related party management fees for the three months ended September 30, 2019 were $16,750, compared to $8,389 for the three months ended September 30, 2018.

Professional Fees

Our professional fees for the three months ended September 30, 2019 were $262,367, compared to $101,096 for the three months ended September 30, 2018.

Loss on Investment Valuation

Our loss on investment valuation for the three months ended September 30, 2019 was $399,618. There was no such loss during the three months ended September 30, 2018.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2019, we recorded a net loss of $746,990 compared to a net loss of $108,084 for the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Interest Income

Our interest income for the nine months ended September 30, 2019 was $24,879, compared to $129,120 for the nine months ended September 30, 2018.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2019 were $111,159, an increase of $58,719, or 112% compared to $52,440 for the nine months ended September 30, 2018.

Management fee – related party

Our related party management fees for the nine months ended September 30, 2019 were $37,000, compared to $25,167 for the nine months ended September 30, 2018.

Professional Fees

Our professional fees for the nine months ended September 30, 2019 were $465,892, compared to $281,016 for the nine months ended September 30, 2018.

Gain on Asset Valuation

Our gain on asset valuation for the nine months ended September 30, 2019 was $262,565. There was no such gain during the nine months ended September 30, 2018.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2019, we recorded a net loss of $326,607 compared to a net loss of $229,503 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2019, we used $781,642 of cash in operating activities primarily as a result of our net loss of $326,607 offset by gain on valuation of assets of $262,183 and net changes in operating assets and liabilities of $(194,202).

During the nine months ended September 30, 2018, we used $183,667 of cash in operating activities primarily as a result of our net loss of $229,503 offset by net changes in operating assets and liabilities of $45,836.

Investing Activities

During the nine months ended September 30, 2019, the Company used $1,688,594 in investing activities. The company paid $1,900,000 for investments, and sed $38,594 to purchase fixed assets. Net proceeds from sale of investments were $250,000.

During the nine months ended September 30, 2018, investing activities provided $240,000, including $1,250,000 in net proceeds from sale of investments and $90,000 in proceeds from restructure of investments. The Company paid $1,100,000 for investments.

Financing Activities

During the nine months ended September 30, 2019, financing activities provided $5,070,730 in proceeds from issuance of common stock.

Going Concern

For the nine months ended September 30, 2019, the Company incurred a net loss of $326,607 and have an accumulated deficit of $7,022,375. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to November 2019, the Company issued 3,033,561 shares of its common stock and received gross proceeds of approximately $5,691,000 for an average share price of $1.88. There were 10% commission cost and therefore net proceeds in cash were approximately $5,122,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Transactions

At September 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our 10-Q or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of September 30, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

STHEALTH CAPITAL INVESTMENT CORP.

Date: November 14, 2019
	By:	/s/ Derek Taller
Derek Taller Chief Executive Officer