Form 10-K
period 2019-12-31
StHealth Capital Investment Corp
filed 2020-03-30
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☒ Non-accelerated Filer	☐ Smaller Reporting Company

☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2019 was $3,712,922.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of March 30, 2020, the Company had 3,894,191 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STHEALTH CAPITAL INVESTMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2019

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

If the Company uses debt to finance investments, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds and the rate at which it invests those funds. As a result, it can offer no assurance that a significant change in market interest rates will not have a material adverse effect on its net investment income. In periods of rising interest rates when the Company has debt outstanding, its cost of funds will increase, which could reduce its net investment income. It expects that its long-term fixed-rate investments will be financed primarily with equity and long-term debt. It may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit the Company’s ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on the Company’s business, financial condition and results of operations. Also, the Company has limited experience in entering into hedging transactions, and it will initially have to purchase or develop such expertise.

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

ITEM 2. PROPERTIES

The principal offices of StHealth Capital Investment Corporation are located at 680 5th Avenue New York, NY, 21st Floor. The lease agreement has a one-year term commencing August 15, 2019. The rent is $10,500 per month. Management believes that with respect to its facilities, equivalent suitable space is available at similar rents.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings that it believes will have a material adverse effect on its business or financial conditions. The Company may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the year ended December 31, 2019, the Company issued 3,033,564 shares of its common stock and received gross proceeds of approximately $5,691,000 for an average share price of $1.88.

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

Holders

As of March 30, 2020, there were 101 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

The following is a summary of transactions by us during the twelve months ended December 31, 2019 involving sales of our securities that were not registered under the Securities Act. Each sale was exempt from registration under either Section 4(2) of the Securities Act or Section 3(a)(9) of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends where required.

From January 1, 2017 to April 28, 2017, the Company issued approximately 829,516 shares of its common stock and received gross proceeds of approximately $8,279,000. The offering costs were $815,900 and the net proceeds were $7,463,100.

From February to August 2019, the Company issued 3,033,564 shares of its common stock and received gross proceeds of approximately $5,691,000 for an average share price of $1.88. There were 10% commission cost and therefore net proceeds in cash were approximately $5,122,000.

Use of Proceeds from Sales of Unregistered Securities

During the year ended December 31, 2019, the Company deployed approximately $1,900,000 in several investments in portfolio companies, which are described below:

Portfolio Company	Security Type	Initial Close	Term (months)	Industry	Cost Basis	Carry Value December 31, 2019
Equity
Orchestra BioMed, Inc.	Preferred Stock Series B-1	4/3/19	N/A	BioMed	$900,000	$900,000
AzurRx BioPharma Inc	Common Stock	7/18/19	N/A	BioMed	$1,000,000	$1,040,000
					$1,900,000	$1,940,000

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2019 and December 31, 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward Looking Statements.”

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Interest Income

Our interest income for the year ended December 31, 2019 was $33,757, compared to $139,268 for the year ended December 31, 2018.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2019 were $238,907, an increase of $174,943, or 274%, compared to $63,964 for the year ended December 31, 2018.

Management fee – related party

Our related party management fees for the year ended December 31, 2019 were $55,950, compared to $33,556 for the year ended December 31, 2018.

Professional Fees

Our professional fees for the year ended December 31, 2019 were $711,640, compared to $446,395 for the year ended December 31, 2018.

Gain on Investment Valuation

Our total gain on investment for the year ended December 31, 2019 was $502,183, compared to $0 for the year ended December 31, 2018.

Gain on Extinguishment of Debt

During the year ended December 31, 2018, we entered into a settlement agreement with Morris, Manning & Martin LLP, which settled accounts payable balance owed with 75,000 payment on and before May 6, 2019. As a result, we realized $362,192 as a gain on debt extinguishment. There was no such gain during the year ended December 31, 2019.

Net Decrease in Net Assets Resulting from Operations

As a result of the foregoing, for the year ended December 31, 2019, we recorded a net decrease in net assets resulting from operations of $470,557 compared to a net decrease in net assets resulting from operations of $42,455 for the year ended December 31, 2018.

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2019, we used $1,144,686 of cash in operating activities primarily as a result of our net decrease in net assets resulting from operations of $470,557 offset by gain on investments of $502,183, depreciation of $4,566 and net changes in operating assets and liabilities of $(176,512).

During the year ended December 31, 2018, we used $232,253 of cash in operating activities primarily as a result of our net decrease in net assets resulting from operations of $42,455 offset by gain on extinguishment of accounts payable of $362,192 and net changes in operating assets and liabilities of $172,394.

Investing Activities

During the year ended December 31, 2019, the Company used $1,688,594 in investing activities, including $1,900,000 paid for investments and $38,594 for purchase of fixed assets. The Company had proceeds from sale of investments of $250,000.

During the year ended December 31, 2018, investing activities provided $240,000, including proceeds from restructure of investment of $90,000 and proceeds from sale of investments of $1,250,000. The company paid 1,100,000 for investments.

Financing Activities

During the year ended December 31, 2019, financing activities provided $5,122,030 in proceeds from issuance of common, and there was no cash provided by financing operations during the year ended December 31, 2018.

Going Concern

For the year ended December 31, 2019, the Company incurred a net decrease in net assets resulting from operations of $470,557 and have an accumulated deficit of $7,166,325. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to November 2019, the Company issued 3,033,564 shares of its common stock and received gross proceeds of approximately $5,691,000 for an average share price of $1.88. There were 10% commission cost and therefore net proceeds in cash were approximately $5,122,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Unaudited Pro Forma Balance Sheet

Set forth below is our pro forma balance sheet as of December 31, 2019. These pro forma balances are based on estimates and assumptions, which we believe are reasonable. The pro forma results include adjustments related to the estimated Net Asset Value had the Initial Public Offering for Orchestra BioMed, Inc. (OBIO) occurred as of December 2019, at which time we anticipated investing an additional $2 million which would provide to us a) an additional $2 million worth of investment securities, and b) as a result of an previous investment, an additional 170,000 shares of OBIO which we currently value at $15.00. As well, we believe that accounts payable totaling $180,000 with a single vendor will be settled for no additional consideration, and we have therefore removed that liability. Based on these assumptions our Net asset value per common share would increase from $1.42 to $2.04.

STHEALTH CAPITAL INVESTMENT CORPORATION

PRO FORMA BALANCE SHEET

	December 31, 2019	Pro Forma Adjustments		Pro forma December 31, 2019
Assets
Current Assets
Investment securities, net	$3,590,000	$2,000,000	(a)	$8,140,000
		2,550,000	(b)
Investment securities - affiliates, net	—	—		—
Cash	2,303,516	(2,000,000	) (a)	303,516
Prepaid expense	34,858	—		34,858
Other current assets	32,944	—		32,944
Total current assets	5,961,318	2,550,000		8,511,318
Property plant and equipment	34,028	—		34,028
Total assets	$5,995,346	$2,550,000		$8,545,346

Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$365,035	(180,000	) (c)	$185,035
Accrued expenses	22,000	—		22,000
Accrued expenses - related party	89,506	—		89,506
Total liabilities	476,541	(180,000)		296,541

Net Asset Value	5,518,805	2,730,000		8,248,805

Composition of net assets
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—			—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 3,874,191 shares issued and outstanding, and 4,044,188 plus shares issued in IPO	3,875			3,875
Additional paid-in capital	12,681,255	2,550,000	(a)	15,231,255
Accumulated deficit	(7,166,325)	180,000	(c)	(6,986,325)
Net assets	5,518,805	2,730,000		8,248,805
Net asset value per share of common stock	$1.42			$2.04

Notes to pro forma balance sheet

 (a) Represents the purchase of $2M of securities offered at the proposed IPO with cash

 (b) Represents a gain of 170,000 shares of OBIO pursuant to agreement, valued at $15.00 per share

 (c) Represents the settlement of a liability related to debt reported to former vendor with no further consideration

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

StHealth Capital Investment Corporation

December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

StHealth Capital Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of StHealth Capital Investment Corporation (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, changes in net assets and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of  its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2017

Houston, Texas
March 30, 2020

STHEALTH CAPITAL INVESTMENT CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets
Current Assets
Investment securities, net	$3,590,000	$1,100,000
Investment securities - affiliates, net	—	337,817
Cash	2,303,516	14,766
Prepaid expense	34,858	10,650
Other current assets	32,944	—
Total current assets	5,961,318	1,463,233
Property plant and equipment	34,028	—
Total assets	$5,995,346	$1,463,233

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$365,035	$482,244
Accrued expenses	22,000	80,101
Accrued expenses - related party	89,506	33,556
Total liabilities	476,541	595,901

Net Asset Value	5,518,805	867,332

Composition of net assets
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 3,874,191 and 840,627 shares issued and outstanding, respectively	3,875	841
Additional paid-in capital	12,681,255	7,562,259
Accumulated deficit	(7,166,325)	(6,695,768)
Net assets	5,518,805	867,332
Net asset value per share of common stock	$1.42	$1.03

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Investment Income
Interest income	$33,757	$139,268
Operating expenses
General and administrative expense	238,907	63,964
Management fee – related party	55,950	33,556
Professional fees	711,640	446,395
Total operating expenses	1,006,497	543,915

Net investment loss	(972,740)	(404,647)

Realized and unrealized gain
Unrealized gain on asset valuation	502,183	—
Extinguishment of debt	—	362,192
Total net realized and unrealized gain on investments	502,183	362,192

Net decrease in net assets resulting from operations	$(470,557)	$(42,455)

Earnings per Share - basic and diluted	$(0.20)	$(0.05)

Weighted average common shares outstanding - basic and diluted	2,346,379	840,627

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

	SHARES		$
	Common	Preferred	Common	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - December 31, 2017	840,627	—	$841	$—	$7,562,259	$(6,653,313)	$909,787
Net decrease in net assets resulting from operations	—	—	—	—	—	(42,455)	(42,455)
Balance - December 31, 2018	840,627	—	$841	$—	$7,562,259	$(6,695,768)	$867,332

Balance - December 31, 2018	840,627	—	$841	$—	$7,562,259	$(6,695,768)	$867,332
Sale of common stock	3,033,564	—	3,034	—	5,118,996	—	5,122,030
Net decrease in net assets resulting from operations	—	—	—	—	—	(470,557)	(470,557)
Balance - December 31, 2019	3,874,191	—	$3,875	$—	$12,681,255	$(7,166,325)	$5,518,805

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORP.
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Operations
Net investment loss	(972,740)	(404,647)
Net change in unrealized appreciation on investments	502,183	—
Extinguishment of Debt		362,192
Net decrease in net assets resulting from operations	(470,557)	(42,455)

Capital share transactions
Sales of common stock	5,122,030	—
Net increase in net assets resulting from capital share transactions	5,122,030	—

Total increase (decrease) in net assets	4,651,473	(42,455)
Net assets at beginning of period	867,332	909,787
Net assets at end of period	$5,518,805	$867,332

 See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(470,557)	$(42,455)
Adjustments to reconcile net decrease in net assets resulting from operations
Depreciation	4,566	—
Unrealized gain to net cash used in operating activities on valuation of assets	(502,183)	—
Extinguishment of accounts payable	—	(362,192)
Changes in operating assets and liabilities:
Prepaid expenses	(24,208)	6,988
Other current assets	(32,944)	—
Accounts payable	(117,209)	106,749
Accrued liabilities	(58,101)	25,101
Accrued expenses - related party	55,950	33,556
Cash used by operating activities	(1,144,686)	(232,253)

Cash flows from investing activities:
Cash paid for investment	(1,900,000)	(1,100,000)
Purchase of fixed assets	(38,594)	—
Cash from restructure of investment	—	90,000
Net procced from sale of investment	250,000	1,250,000
Cash provided (used) by investing activities	(1,688,594)	240,000

Cash flows from financing activities:
Proceeds from sale of common stock	5,122,030	—
Cash provided by financing activities	5,122,030	—

Net increase in cash	2,288,750	7,747
Cash, beginning of period	14,766	7,019
Cash, end of period	$2,303,516	$14,766

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

Note 3. Going Concern

For the year ended December 31, 2019, the Company incurred a net decrease in net assets resulting from operations of $470,557 and have an accumulated deficit of $7,166,325. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. From February to November 2019, the Company issued 3,033,564 shares of its common stock and received gross proceeds of approximately $5,691,000 for an average share price of $1.88. There were 10% commission cost and therefore net proceeds in cash were approximately $5,122,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Compensation of the Advisor

On August 7, 2018, the Company held its 2018 Annual Meeting of shareholders at which meeting the new Investment Advisory and Administrative Services Agreement by and between the Company and StHealth Capital Advisors was approved.

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

During the year ended December 31, 2019 and 2018, the base management fee was accrued for the advisor in the amounts of $55,950 and $33,556, respectively.

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

No incentive fee was earned for the year ended December 31, 2019 and 2018.

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

During the year ended December 31, 2019 and 2018, $62,905 and $0 was paid to the advisor for expense reimbursement, respectively.

Note 6. Capital Raising

During the year ended December 31, 2019, the Company issued 3,033,564 shares of its common stock and received gross proceeds of approximately $5,691,000 for an average share price of $1.88. There were 10% commission cost and therefore net proceeds in cash were approximately $5,122,000.

Note 7. Investments

a)	Description of Investments

During the years ended December 31, 2019 and 2018, the Company deployed approximately $1,900,000 and $1,100,000 in proceeds from its public offering in several investments in portfolio companies, which are described below:

Portfolio Company	Security Type	Interest Rate (%)	Initial Close	Term (months)	Industry	Cost basis at inception	Carry value at 12/31/19	Carry value at 12/31/18

Equity

Orchestra BioMed, Inc.	Preferred Stock Series B	N/A	5/10/18	N/A	BioMed	$1,100,000	$1,650,000	$1,100,000
Orchestra BioMed, Inc.	Preferred Stock Series B-1	N/A	4/3/19	N/A	BioMed	$900,000	$900,000	$0
AzurRx BioPharma Inc	Common Stock	N/A	7/18/19	N/A	BioMed	$1,000,000	$1,040,000	$0

Senior Secured Loans

Evergreen Communities/Goodwin Family Trust/WenCo Partners, LLC (affiliates)	Senior Secured Loan	9.%-14.%	4/14/2017- 5/30/2017	12-16	Real Estate Development/ Storage	$1,225,000	$0	$337,817

Linden Energy Services Holdings, LP	Senior Secured First Lien Loan	15% (7% cash, 8% PIK)	7/20/2017	18	Oil and Gas Pipeline	$300,054	$0	$0

PaliGroup, LLC	Senior Secured Loan	13%	5/30/2017	12	Hospitality	$2,017,000	$0	$0

Pelorus Group	Senior Secured Loan	15%	7/25/2017	4	Real Estate Development	$50,000	$0	$0

Unsecured Loans

First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	2/24/2017	12	Retail	$1,500,000	$0	$0

First Capital Retail, LLC affiliate	Unsecured Loan	L (30 Day) + 9%	3/31/2017	12	Retail	$1,500,000	$0	$0
						$9,592,054	$3,590,000	$1,437,817

b)   Current Status of Investments

Equity

●	Orchestra BioMed Inc. (“Orchestra”)

○

On May 10, 2018, we purchased our initial investment of 220,000 shares of preferred stock series B of Orchestra at $5.00 per share price. The shares are convertible into common stock at any time on a 1 for 1 exchange, are eligible for a future 2 for 1 exchange pending 100% participation in a follow-on offering, automatically convert into Common Stock upon a firm commitment underwritten public offering of at least $16,000,000, can vote alongside common holders on an as-converted basis, have registration rights, no redemption right, has piggyback registration right, and do not pay a dividend. Upon any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred shall be entitled to receive, in preference to the shares of Common Stock or other junior securities of the Company, the stated value of $5.00 per share of Series B Preferred, and thereafter shall participate on an as converted basis prorate with the holders of Common Stock in any further distributions. In March 2019, Orchestra announced 1-for-2 reverse split, as a result, 220,000 shares of the preferred stock we currently hold is convertible into 110,000 shares of common stock.

○

On April 3, 2019, we purchased 60,000 Series B-1 Preferred shares of Orchestra Biomed (OBIO) at $15.00 per share. The shares are convertible into common stock at any time on a 1-for-1 exchange, are eligible for a future 2-for-1 exchange pending 100% participation in a follow-on offering, automatically convert into Common Stock upon a firm-commitment underwritten public offering of at least $16,000,000, can vote alongside common holders on an as-converted basis, no redemption right, has piggyback registration rights and do not pay a dividend. Upon any liquidation, dissolution or winding-up of the Company, the holders of Series B-1 Preferred shall be entitled to receive, in preference to the shares of Common Stock or other junior securities of the Company, the stated value of $15.00 per share of Series B-1 Preferred, and thereafter shall participate on an as- converted basis pro-rata with the holders of Common Stock in any further distributions.

○

On April 3, 2019, we revalued the shares of preferred stock series B we hold at an equivalence of 110,000 shares of common stock of $15.00 per as-converted basis, and we recorded a $550,000 increase in value as gain on asset valuation.

AzurRx BioPharma Inc.

In July 2019, we purchased 1,000,000 shares of common stock of AZURRX Biopharma, Inc. (NASDAQ: AZRX). As of December 31, 2019, the closing price is $1.04, we recorded an unrealized gain of $40,000 related to the increase in the value of the common stock that we purchased.

Senior Secured Loans

●	Evergreen

○	As of December 31, 2018, Evergreen is carried at $110,000 due to repayment of $60,000 received during the period ended December 31, 2018.

●	Goodwin Family Trust

○

Goodwin was fully written down because of an impairment in the guarantee, however the loan was restructured in 2018 with additional security. As of December 31, 2018 and December 31, 2019 the loan balance was $491,667 including accrued interest and penalties.

●	WenCo

○

The loan was previously impaired by 50% (carrying value of $257,817) due to lack of underlying credit worthiness. The loan was later secured with additional collateral. As of December 31, 2018 and December 31, 2019, the WenCo balance was $227,817 which include repayment of $30,000 received during the period ended December 31, 2018.

●	Promissory Note (“Combined Note”)

○

On February 25, 2019, WenCo, Goodwin and Evergreen were sold for $250,000 plus a promissory note (“Combined Note”). The terms of the promissory note relate to the recovery of principal of the sold loans as follows:

▪	The initial recovery of $310,000 is retained by the buyer of the 3 assets,

▪	The next $40,000 received by the buyer is paid to the Company, and

▪	Additional recoveries beyond those noted above are allocated as 40% paid to the Company by the buyer upon receipt, and 60% is retained by the buyer.

○	As of December 31, 2019, the Combined Note value was fully impaired to $0, and we recorded $87,817 as a loss on valuation of assets.

●	Linden

○	Fully written down due to early termination of First Capital Investment Corp’s additional capital commitment requirements.

●	PaliGroup

○	Impaired due to lack of effective security and was sold in 2018 for $1.25 million.

●	Pelorus Group

○	Fully impaired due to lack of credit worthiness.

Unsecured Loans

●	FC Retail

○	Fully impaired due to lack of credit worthiness.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are summarized below.

	2019	2018
Net operating loss carryforward	$(7,876,870)	$(6,870,373)
Total deferred tax assets	(1,654,143)	(1,442,778)
Valuation allowance	1,654,143	1,442,778
Net deferred tax asset	—	—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2019 and 2018, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2019 and 2018 due to the losses incurred during such periods. The Company’s federal and state tax returns for the 2016 through 2018 tax years generally remain subject to examination by U.S. and various state authorities.

At December 31, 2019 and 2018, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $6.9 million and $7.9 million, respectively, which, if not utilized earlier, expire through 2038.

Note 9. Subsequent Events

Subsequent to the period ended December 31, 2019, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net proceeds in cash were $45,000.

Purchase of Shares in AZRX

Subsequent to the period ended December 31, 2019 the Company purchased from AzuRx a convertible note in the amount of $500,000 which are convertible into 515,464 shares of AZRX common stock. The convertible notes mature on September 20, 2020 and accrue interest at a rate of 9% per annum.  The $500,000 notional amount of convertible notes come with warrants to purchase an additional 257,732 shares of AZRX common stock, equal to 50% of the shares underlying the convertible notes. The warrant expiry is December 20, 2024. Each note is convertible, at the option of the holder, into shares of the Company’s Common Stock at a price of $0.97 per share, and the warrants have an exercise price of $1.07 per share.

Purchase of Shares in NewLink Genetics, Inc. NLNK, now Lumos Pharma, Inc. (NASDAQ: LUMO)

Subsequent to the period ended December 31, 2019 the Company purchased 250,501 shares of NewLink Genetics, Inc. (formerly NASDAQ:NLNK) through a series of open market purchases. Subsequent to the purchase of common shares, NewLink completed a merger with Lumos Pharma, Inc. (NASDAQ: LUMO), and all outstanding shares of NewLink Genetics, Inc. have become shares in Lumos Pharma, Inc. Due to a split of shares in the transaction, the 250,501 shares in NewLink Genetics, Inc. now represent 27,833 shares in Lumos Pharma, Inc.

COVID-19 Outbreak

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak, market interest rates have declined significantly, and the general financial market conditions have become very unstable. The Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our financial position, results of operations, and cash flows in fiscal 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of December 31, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of March 27, 2020. Each director serves until removed or resigns, or a successor is elected. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position(s)
Derek Taller	48	Interested Director, Chief Executive Officer, President
Jeff Davi	52	Independent Director
Ronald A. Silver	72	Independent Director (since December 3, 2019)
David Lessen	60	Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary
Anthony V. Raftopol	50	Chief Compliance Officer

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

Senator Ronald A. Silver - Independent Director

Senator Ronald A. Silver was first elected to the Florida House of Representatives in 1978, and continued his tenure in that body until 1992. While in the Florida House, Senator Silver served in major positions, including Majority Whip (1984-1986) and Majority Leader (1986-1988). He also chaired various committees, including the Select Committee on Juvenile Justice, Criminal Justice, Ethics and Elections, as well as the Subcommittee of Appropriations on General Government.

Senator Silver was then elected to the Florida Senate in 1992 and subsequently re-elected, serving as the Majority (Democratic) leader for the 1994 session. During his last term in the Senate, he was designated by both the House and Senate as the Dean of the Legislature recognizing his standing as the longest serving member.

His career as a lawmaker has yielded a vast and extensive knowledge of public policy issues and the legislative process, allowing him to be an advocate and servant for his diverse community. Throughout his tenure in the Senate, Mr. Silver has been known to tackle tough issues, transcend partisanship and build strong coalitions. As Senator, he served on a variety of committees, and was chairman of both the Appropriations Subcommittee on Health and Human Services and Criminal Justice. His career in the Senate has earned praise from his colleagues, in both the legislature and other branches of government throughout the nation.

In 1993, Senator Silver was elected Chairman of the Southern Legislative Conference (17 Southern States) of the Council of State Governments. Most recently, a new prescription drug plan for Medicare-eligible senior citizens in the State of Florida has been named the “Silver Saver” in his honor.

Since his retirement from the Senate in 2002, Senator Silver also functions as President of his own consulting firm (Ron Silver & Associates) and maintains his law practice in Miami Beach, Florida. In addition, he served as the first chairman of the Florida Biofuels Association and is currently the immediate past chairman and a Member of the Board Directors of that organization.

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

Committees; Audit Committee Financial Expert

The Board of Directors has the following committees:

Audit Committee

The audit committee is responsible for selecting, engaging and discharging the independent accountants, reviewing the plans, scope and results of the audit engagement with the independent accountants, approving professional services provided by the independent accountants (including compensation therefor), reviewing the independence of the independent accountants and reviewing the adequacy of the Company’s internal controls over financial reporting. The members of the audit committee are Ronald Silver and Jeff Davi, each of whom is independent. Currently the committee has not nominated a member to serve as the chairman of the audit committee. The Board of Directors has determined that Mr. Grant is an “audit committee financial expert” as defined under SEC rules.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee selects and nominates directors for election by Shareholders, selects nominees to fill vacancies on the Board of Directors or a committee thereof, develops and recommends to the Board of Directors a set of corporate governance principles and oversees the evaluation of the Board of Directors. The nominating and corporate governance committee considers candidates suggested by its members and other directors, as well as the Company’s management and Shareholders. A Shareholder who wishes to recommend a prospective nominee for the Board of Directors must provide notice to the Company’s corporate secretary in accordance with the requirements set forth in its bylaws. The members of the nominating and corporate governance committee are Jeff Davi and Ronald Silver, each of whom is independent. Currently the committee has not nominated a member to serve as chairman of the nominating and corporate governance committee.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 30, 2020, there were 3,874,191 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of March 30, 2020 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Derek Taller	—	*
David Lessen	—	*
Anthony Raftopol	—	*
Jeff Davi	—	*
Ronald A. Silver	—	*
All directors and named executive officers as a group (5 individuals)	—	*
5% or More Shareholders
Donald E Garlikov	512,800	13.24%
Scarabbaeus Master Fund LTD	299,990	7.74%
Union Bancaire Privee	250,000	6.45%
Robert W & Brenda E Tully JTWROS	233,333	6.02%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by Malone Bailey LLP (“Malone Bailey”), our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended December 31, 2019 and December 31, 2018. The following table sets forth the aggregate fees billed or expected to be billed by Malone Bailey for audit and non-audit services in 2019 and 2018, including “out-of-pocket” expenses incurred in rendering these services. The nature of services provided for each category is described following the table.

	Year Ended 2019	Year Ended 2018
Audit fees	$82,500	$60,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$82,500	$60,000

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

StHealth Capital Investment Corp.
Date: March 30, 2020
	By:	/s/ Derek Taller
Derek Taller Chief Executive Officer