Form 10-Q
period 2020-03-31
StHealth Capital Investment Corp
filed 2020-05-15
CIK 1617572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 15, 2020, the Company had 3,894,191 shares of its common stock, $0.001 par value per share, outstanding.

STHEALTH CAPITAL INVESTMENT CORP.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

StHealth Capital Investment Corp.
Balance Sheets

	March 31,	December 31,
	2020	2019
Current Assets	(unaudited)
Current Assets
Investment securities, net	$4,002,101	$3,590,000
Cash	1,032,289	2,303,516
Prepaid expense	22,555	34,858
Other current assets	48,054	32,944
Total current assets	5,104,999	5,961,318
Property plant and equipment	34,591	34,028
Total assets	$5,139,590	$5,995,346

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$339,314	$365,035
Accrued expenses	19,000	22,000
Accrued expenses - related party	109,124	89,506
Total liabilities	467,438	476,541

Net Asset Value	4,672,152	5,518,805

Composition of net assets
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 3,894,191 and 3,874,191 shares issued and outstanding, respectively	3,895	3,875
Additional paid-in capital	12,726,235	12,681,255
Accumulated deficit	(8,057,978)	(7,166,325)
Net assets	4,672,152	5,518,805
Net asset value per share of common stock	$1.20	$1.42

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Investment Income
Interest income	$15,948	$19,324
Operating expenses
General and administrative	66,332	14,088
Management fee – related party	19,618	6,500
Professional fees	175,820	87,024
Total operating expenses	261,770	107,612

Net investment loss	(245,822)	(88,288)

Realized and unrealized gain (loss)
Gain (loss) on asset valuation	(645,831)	112,183
Total net realized and unrealized gain (loss) on investments	(645,831)	112,183

Net increase (decrease) in net assets resulting from operations investments	$(891,653)	$23,895

Net increase (decrease) in net assets resulting from operations (Earnings per Share) - basic and diluted	$(0.23)	$0.02

Weighted average common shares outstanding - basic and diluted	3,885,836	960,470

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Stockholders’ Equity
(Unaudited)

	Shares		Dollars
	Common	Preferred	Common	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - December 31, 2018	840,627	—	$841	$—	$7,562,259	$(6,695,768)	$867,332
Sale of common stock	611,965	—	612	—	825,543	—	826,155
Net increase in net assets resulting from operations	—	—	—	—	—	23,895	23,895
Balance - March 31, 2019	1,452,592	—	$1,453	$—	$8,387,802	$(6,671,873)	$1,717,382

Balance - December 31, 2019	3,874,191	—	$3,875	$—	$12,681,255	$(7,166,325)	$5,518,805
Sale of common stock	20,000	—	20	—	44,980	—	45,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(891,653)	(891,653)
Balance - March 31, 2020	3,894,191	—	$3,895	$—	$12,726,235	$(8,057,978)	$4,672,152

The accompanying notes are an integral part of these unaudited financial statements.

 StHealth Capital Investment Corp.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operations
Net investment loss	$(245,822)	$(88,288)
Net change in unrealized appreciation (depreciation) on investments	(645,831)	112,183
Net increase (decrease) in net assets resulting from operations	(891,653)	23,895

Capital share transactions
Sales of common stock	45,000	826,155
Net increase in net assets resulting from capital share transactions	45,000	826,155

Total increase (decrease) in net assets	(846,653)	850,050
Net assets at beginning of period	5,518,805	867,332
Net assets at end of period	$4,672,152	$1,717,382

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(891,653)	$23,895
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net:
Unrealized loss (gain) on investment valuation	645,831	(112,183)
Depreciation	3,216	—
Changes in operating assets and liabilities:
Prepaid expenses	12,303	4,560
Other current assets	(15,110)	(15,000)
Accounts payable	(25,721)	(3,629)
Accrued expenses	(3,000)	1,251
Accrued expenses - related party	19,618	6,500
Cash used by operating activities	(254,516)	(94,606)

Cash flows from investing activities:
Cash paid for investment	(1,057,932)	—
Purchase of fixed assets	(3,779)	—
Net procced from sale of investment	—	250,000
Cash provided (used) by investing activities	(1,061,711)	250,000

Cash flows from financing activities:
Proceeds from sale of common stock	45,000	826,155
Cash provided by financing activities	45,000	826,155

Net increase (decrease) in cash	(1,271,227)	981,549
Cash, beginning of period	2,303,516	14,766
Cash, end of period	$1,032,289	$996,315

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

5

StHealth Capital Investment Corp.
Notes to Financial Statements
For the three months ended March 31, 2020 and 2019
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2019 included in the Company’s annual report on Form 10K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The March 31, 2020 balance sheet and schedule of investments are derived from the Company’s audited financial statements as of and for the year ended December 31, 2019. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.

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

Note 3. Going Concern

For the three months ended March 31, 2020, the Company incurred a net decrease in net assets resulting from operations of $891,653 and have an accumulated deficit of $8,057,978. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. During the three months ended March 31, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net proceeds in cash were $45,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Note 4. Compensation of the Advisor

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

During the three months ended March 31, 2020 and 2019, the base management fee was accrued for the advisor in the amounts of $19,618 and $6,500, respectively.

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

No incentive fee was earned for the three months ended March 31, 2020 and 2019.

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

During the three months ended March 31, 2020 and 2019, $10,034 and $0 was paid to the advisor for expense reimbursement, respectively. $10,034 related party outside services fees are included in general and administrative expenses on the face of statements of operations.

Note 6. Capital Raising

During the three months ended March 31, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net cash proceeds to the Company were $45,000.

Note 7. Investments

a) Description of Investments

During the three months ended March 31, 2020 and 2019, the Company deployed approximately $1,060,000 and $0 in proceeds from its public offering in several investments in portfolio companies, respectively, which are described below:

Portfolio Company	Security Type	Initial Close	Industry	Cost basis at inception ($)	Carry value at 12/31/19 ($)	Carry value at 3/31/20 ($)
Equity
Orchestra BioMed, Inc.	Preferred Stock Series B	5/10/18	BioMed	1,100,000	1,650,000	1,650,000
Orchestra BioMed, Inc.	Preferred Stock Series B-1	4/3/19	BioMed	900,000	900,000	900,000
AzurRx BioPharma Inc	Common Stock	7/18/19	BioMed	1,000,000	1,040,000	580,000
Lumos Pharma, Inc.	Common Stock	1/17/20	Major Pharmaceuticals	499,505	—	236,581
Vir Biotechnology, Inc.	Common Stock	3/26/20	Biotechnology: Biological Products	17,011	—	17,066
Amarin Corporation plc	Common Stock	3/30/20	Major Pharmaceuticals	41,416	—	40,000
AzurRx BioPharma Inc	Warrant	1/9/20	BioMed	—	—	78,454
Convertible Note
AzurRx BioPharma Inc	Convertible Note	1/9/20	BioMed	500,000	—	500,000
Total				$4,057,932	$3,590,000	$4,002,101

b)   Current Status of Investments

 Orchestra BioMed Inc. (“Orchestra”)

On May 10, 2018, the Company purchased its initial investment of 220,000 shares of preferred stock series B of Orchestra at $5.00 per share price. The shares are convertible into common stock at any time on a 1-for-1 exchange, are eligible for a future 2-for -1 exchange pending 100% participation in a follow-on offering, automatically convert into common stock upon a firm commitment underwritten public offering of at least $16,000,000, can vote alongside common holders on an as-converted basis, have registration rights, no redemption right, has piggyback registration right, and do not pay a dividend. Upon any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred shall be entitled to receive, in preference to the shares of common stock or other junior securities of the Company, the stated value of $5.00 per share of Series B Preferred, and thereafter shall participate on an as converted basis prorate with the holders of common stock in any further distributions. In March 2019, Orchestra announced 1-for-2 reverse split, as a result, 220,000 shares of the preferred stock we currently hold is convertible into 110,000 shares of common stock.

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

On April 3, 2019, the Company revalued the shares of preferred stock series B it holds at an equivalence of 110,000 shares of common stock of $15.00 per as-converted basis, and recorded a $550,000 increase in value as gain on asset valuation.

AzurRx BioPharma Inc.

In July 2019, the Company purchased 1,000,000 shares of common stock of AZURRX Biopharma, Inc. (NASDAQ: AZRX). As of March 31, 2020, the closing price was $0.58, the Company recorded an unrealized loss of $460,000 related to the decrease in the value of the common stock purchased.

On January 9, 2020 the Company purchased from AzuRx a convertible note in the amount of $500,000 which are convertible into 515,464 shares of AZRX common stock. The convertible notes mature on September 20, 2020 and accrue interest at a rate of 9% per annum.  The $500,000 notional amount of convertible notes come with warrants to purchase an additional 257,732 shares of AZRX common stock, equal to 50% of the shares underlying the convertible notes. The warrant expiry is December 20, 2024. Each note is convertible, at the option of the holder, into shares of the Company’s common stock at a price of $0.97 per share, and the warrants have an exercise price of $1.07 per share. The convertible debt is classified available for sale according to ASC 320 Investments—Debt and Equity Securities.  The fair value of the convertible note was determined to be $731,959 using the market price as of the date of purchase, Company recorded an unrealized gain of $231,959. During the three months ended March 31, 2020, the Company recorded an unrealized loss of $231,959. As of March 31, 2020, the fair value of the convertible note was $500,000. The fair value of warrants was determined to be $255,940 using Black-Scholes method on the date of purchase, and the Company recorded an unrealized gain of $255,940. During the three months ended March 31, 2020, the Company recorded an unrealized loss of $177,486 based on the change of the market price from the day of purchase to March 31, 2020. As of March 31, 2020, the fair value of the warrants was $78,454.

Lumos Pharma, Inc. (formerly NewLink Genetics, Inc.)

In January 2020, the Company purchased 250,501 shares of NewLink Genetics, Inc. (formerly NASDAQ: NLNK) through a series of open market purchases. Subsequent to the purchase of common shares, NewLink completed a merger with Lumos Pharma, Inc. (NASDAQ: LUMO), and all outstanding shares of NewLink Genetics, Inc. have become shares in Lumos Pharma, Inc. Due to a split of shares in the transaction, the 250,501 shares in NewLink Genetics, Inc. now represent 27,833 shares in Lumos Pharma, Inc. As of March 31, 2020, the closing price was $8.50, the Company recorded an unrealized loss of $262,924 related to the decrease in the value of the common stock purchased.

Vir Biotechnology, Inc.

In March 2020, the Company purchased 498 shares of common stock of Vir Biotechnology, Inc. (NASDAQ: VIR). As of March 31, 2020, the closing price was $34.27, the Company recorded an unrealized gain of $55 related to the increase in the value of the common stock purchased.

Amarin Corporation plc

In March 2020, the Company purchased 10,000 shares of common stock of Amarin Corporation plc (NASDAQ: AMRN). As of March 31, 2020, the closing price was $4.00, the Company recorded an unrealized loss of $1,416 related to the decrease in the value of the common stock purchased.

Note 8. Subsequent Event

Subsequent to March 31, 2020, the Company purchased from Naha Health LLC a convertible promissory note in the amount of $200,000 at a conversion price of $39.5835807 per Common Membership Interest. The convertible note matures on the fourth anniversary and accrues interest at a rate of 6% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the quarters ended March 31,2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 30, 2020. See “Special Note Regarding Forward Looking Statements.”

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Interest Income

Our interest income for the three months ended March 31, 2020 was $15,948, compared to $19,324 for the three months ended March 31, 2019.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2020 were $66,332, an increase of $52,244 or 371% as compared to $14,088 for the three months ended March 31, 2019. An increase in general and administrative expenses was primarily due to increase in rent expense. During the three months ended March 31, 2020, $10,034 was paid to a related party for administrative costs (see note 5).

Management fee – related party

Our related party management fees for the three months ended March 31, 2020 were $19,618, compared to $6,500 for the three months ended March 31, 2019.

Professional Fees

Our professional fees for the three months ended March 31, 2020 were $175,820, an increase of $88,796 or 102% as compared to $87,024 for the three months ended March 31, 2019. An increase in professional fees was primarily due to increase in audit, accounting and outside services fees.

Gain on Investment Valuation

Our total loss on investment for the three months ended March 31, 2020 was $645,831, compared to gain of $112,183 for the three months ended March 31, 2019.

Net Decrease in Net Assets Resulting from Operations

As a result of the foregoing, for the three months ended March 31, 2020, we recorded a net decrease in net assets resulting from operations of $891,653 compared to a net increase in net assets resulting from operations of $23,895 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Operating Activities

During the three months ended March 31, 2020, we used $254,516 of cash in operating activities primarily as a result of our net decrease in net assets resulting from operations of $891,653 offset by loss on investments of $645,831, depreciation of $3,216 and net changes in operating assets and liabilities of $(11,910).

During the three months ended March 31, 2019, we used $94,606 of cash in operating activities primarily as a result of our net increase in net assets resulting from operations of $23,895 offset by gain on investments of $112,183 and net changes in operating assets and liabilities of $6,318.

Investing Activities

During the three months ended March 31, 2020, the Company used $1,061,711 in investing activities, including $1,057,932 paid for investments and $3,779 for purchase of fixed assets.

During the three months ended March 31, 2019, investing activities provided $250,000 in proceeds from sale of investments.

Financing Activities

During the three months ended March 31, 2020, financing activities provided $45,000 in proceeds from issuance of common stock.

During the three months ended March 31, 2019, financing activities provided $826,155 in proceeds from issuance of common stock.

Going Concern

For the three months ended March 31, 2020, the Company incurred a net decrease in net assets resulting from operations of $891,653 and have an accumulated deficit of $8,057,978. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. During the three months ended March 31, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net proceeds in cash were $45,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Transactions

At March 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our 10-Q or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

STHEALTH CAPITAL INVESTMENT CORP.

Date: May 15, 2020
	By:	/s/ Derek Taller
Derek Taller Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020
	By:	/s/ Frederick Alger Boyer, Jr
Frederick Alger Boyer, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)