Form 10-Q
period 2020-06-30
StHealth Capital Investment Corp
filed 2020-08-14
CIK 1617572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 14, 2020, the Company had 3,894,191 shares of its common stock, $0.001 par value per share, outstanding.

STHEALTH CAPITAL INVESTMENT CORP.
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

StHealth Capital Investment Corp.
Balance Sheets

	June 30,	December 31,
	2020	2019
Current Assets	(Unaudited)
Current Assets
Investment securities, net	$3,860,220	$3,590,000
Cash	1,145,253	2,303,516
Prepaid expense	18,815	34,858
Other current assets	61,180	32,944
Total current assets	5,085,468	5,961,318
Property plant and equipment	31,060	34,028
Total assets	$5,116,528	$5,995,346

Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$268,457	$365,035
Accrued expenses	22,000	22,000
Accrued expenses - related party	127,450	89,506
Total liabilities	417,907	476,541

Net Asset Value	4,698,621	5,518,805

Composition of net assets
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 3,894,191 and 3,874,191 shares issued and outstanding, respectively	3,895	3,875
Additional paid-in capital	12,726,235	12,681,255
Accumulated deficit	(8,031,509)	(7,166,325)
Net assets	4,698,621	5,518,805
Net asset value per share of common stock	$1.21	$1.42

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment Income
Interest income	$14,039	$2,339	$29,987	$21,663
Operating expenses
General and administrative	74,147	25,600	140,479	39,688
Management fee – related party	18,326	13,750	37,944	20,250
Professional fees	247,714	116,501	423,534	203,525
Total operating expenses	340,187	155,851	601,957	263,463

Net investment loss	(326,148)	(153,512)	(571,970)	(241,800)

Realized and unrealized gain (loss)
Net realized loss on investments	(354,381)	—	(354,381)	—
Net unrealized gain on asset valuation	706,998	550,000	61,167	662,183
Total net realized and unrealized gain (loss) on investments	352,617	550,000	(293,214)	662,183

Net increase (decrease) in net assets resulting from operations	$26,469	$396,488	$(865,184)	$420,383

Net increase (decrease) in net assets resulting from operations (Earnings per Share) - basic and diluted	$0.01	$0.23	$(0.22)	$0.32

Weighted average common shares outstanding - basic and diluted	3,894,191	1,693,736	3,890,015	1,329,129

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Stockholders’ Equity
(Unaudited)

Three months ended June 30, 2020 and 2019

	Shares		Dollars
					Additional
	Common	Preferred	Common	Preferred	Paid-in	Accumulated
	Shares	Shares	Shares	Shares	Capital	Deficit	Total
Balance - March 31, 2020	3,894,191	—	$3,895	$—	$12,726,235	$(8,057,978)	$4,672,152
Net increase in net assets resulting from operations	—	—	—	—	—	26,469	26,469
Balance - June 30, 2020	3,894,191	—	3,895	—	12,726,235	(8,031,509)	4,698,621

Balance - March 31, 2019	1,452,592	—	$1,453	$—	$8,387,802	$(6,671,873)	$1,717,382
Sale of common stock	631,666	—	632	—	1,073,369	—	1,074,001
Net increase in net assets resulting from operations	—	—	—	—	—	396,488	396,488
Balance - June 30, 2019	2,084,258	—	$2,085	$—	$9,461,171	$(6,275,385)	$3,187,871

Six months ended June 30, 2020 and 2019

	Shares		Dollars
					Additional
	Common	Preferred	Common	Preferred	Paid-in	Accumulated
	Shares	Shares	Shares	Shares	Capital	Deficit	Total
Balance - December 31, 2019	3,874,191	—	$3,875	$—	$12,681,255	$(7,166,325)	$5,518,805
Sale of common stock	20,000	—	20	—	44,980	—	45,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(865,184)	(865,184)
Balance - June 30, 2020	3,894,191	—	$3,895	$—	$12,726,235	$(8,031,509)	$4,698,621

Balance - December 31, 2018	840,627	—	$841	$—	$7,562,259	$(6,695,768)	$867,332
Sale of common stock	1,243,631	—	1,244	—	1,898,912	—	1,900,156
Net increase in net assets resulting from operations	—	—	—	—	—	420,383	420,383
Balance - June 30, 2019	2,084,258	—	$2,085	$—	$9,461,171	$(6,275,385)	$3,187,871

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Operations
Net investment loss	$(571,970)	$(241,800)
Net realized loss on investments	(354,381)	—
Net change in unrealized appreciation on investments	61,167	662,183
Net increase (decrease) in net assets resulting from operations	(865,184)	420,383

Capital share transactions
Sales of common stock	45,000	1,900,156
Net increase in net assets resulting from capital share transactions	45,000	1,900,156

Total increase (decrease) in net assets	(820,184)	2,320,539
Net assets at beginning of period	5,518,805	867,332
Net assets at end of period	$4,698,621	$3,187,871

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(865,184)	$420,383
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net:
Net unrealized gain on investment valuation	(61,167)	(662,183)
Net realized loss on investments	354,381	—
Depreciation	6,747	—
Changes in operating assets and liabilities:
Cash paid for investment	(1,836,443)	(900,000)
Net proceeds from sale of investment	1,273,009	250,000
Prepaid expenses	16,043	(33,001)
Other current assets	(28,236)	(15,000)
Accounts payable	(96,578)	(137,037)
Accrued expenses	—	(11,601)
Accrued expenses - related party	37,944	20,250
Cash used by operating activities	(1,199,484)	(1,068,189)

Cash flows from investing activities:
Purchase of fixed assets	(3,779)	—
Cash used by investing activities	(3,779)	—

Cash flows from financing activities:
Proceeds from sale of common stock	45,000	1,900,156
Cash provided by financing activities	45,000	1,900,156

Net increase (decrease) in cash	(1,158,263)	831,967
Cash, beginning of period	2,303,516	14,766
Cash, end of period	$1,145,253	$846,733

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Notes to Financial Statements
For the three and six months ended June 30, 2020 and 2019
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2019 included in the Company’s annual report on Form 10K for the year ended December 31, 2019. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The June 30, 2020 balance sheet and schedule of investments are derived from the Company’s audited financial statements as of and for the year ended December 31, 2019. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. Going Concern

For the six months ended June 30, 2020, the Company incurred a net decrease in net assets resulting from operations of $865,184 and have an accumulated deficit of $8,031,509. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. During the six months ended June 30, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net proceeds in cash were $45,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Note 4. Compensation of the Advisor

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

During the six months ended June 30, 2020 and 2019, the base management fee was accrued for the advisor in the amounts of $37,944 and $20,250, respectively.

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

No incentive fee was earned for the six months ended June 30, 2020 and 2019.

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

During the six months ended June 30, 2020 and 2019, $42,976 and $0 was paid to the advisor for expense reimbursement, respectively. $42,976 related party outside services fees are included in general and administrative expenses on the face of statements of operations.

Note 6. Capital Raising

During the six months ended June 30, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net cash proceeds to the Company were $45,000.

Note 7. Investments

Description of Investments

During the six months ended June 30, 2020 and 2019, the Company deployed approximately $1,836,000 and $900,000 in proceeds from its public offering in several investments in portfolio companies, respectively, which are described below:

Portfolio Company	Security Type	Initial Close	Industry	Cost basis at inception ($)	Carry value at 12/31/19 ($)	Carry value at 6/30/20 ($)
Equity
Orchestra BioMed, Inc.	Preferred Stock Series B	5/10/18	BioMed	1,100,000	1,650,000	1,650,000
Orchestra BioMed, Inc.	Preferred Stock Series B-1	4/3/19	BioMed	900,000	900,000	900,000
AzurRx BioPharma Inc	Common Stock	7/18/19	BioMed	1,000,000	1,040,000	—
AzurRx BioPharma Inc	Warrant	1/9/20	BioMed	169,286	—	141,741
Other Trading Securities	Common Stock and Options	1/17/20	BioMed	509,053	—	468,479
Convertible Note
AzurRx BioPharma Inc	Convertible Note	1/9/20	BioMed	330,714	—	500,000
Naha Health LLC	Convertible Note	5/3/20	BioMed	200,000	—	200,000
Total				$4,209,053	$3,590,000	$3,860,220

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

The Company determined that no value changes since April 3, 2019 till June 30, 2020.

AzurRx BioPharma Inc.

In July 2019, the Company purchased 1,000,000 shares of common stock of AZURRX Biopharma, Inc. (NASDAQ: AZRX). During the six months ended June 30, 2020, the Company sold all common shares for $607,161, recorded an unrealized loss of $40,000, and realized a loss of $392,839.

On January 9, 2020 the Company purchased from AZRX a convertible note in the amount of $500,000 which are convertible into 515,464 shares of AZRX common stock. The convertible notes mature on September 20, 2020 and accrue interest at a rate of 9% per annum. The $500,000 notional amount of convertible notes come with warrants to purchase an additional 257,732 shares of AZRX common stock, equal to 50% of the shares underlying the convertible notes. The warrant expiry is December 20, 2024. Each note is convertible, at the option of the holder, into shares of the Company’s common stock at a price of $0.97 per share, and the warrants have an exercise price of $1.07 per share. The convertible debt is classified available for sale according to ASC 320 Investments—Debt and Equity Securities. At purchase, the fair value of the convertible note was determined to be $330,714 using allocation of proceeds and the beneficial conversion feature were determined to be $231,959. The fair value of warrants was determined to be $169,286 using Black-Scholes method on the date of purchase. During the six months ended June 30, 2020, the Company recorded an unrealized gain of $169,286 related to convertible note and an unrealized loss of $27,545 associated with warrant. As of June 30, 2020, the fair value of the convertible note was $500,000, and includes the beneficial conversion feature, which was determined to be $0, and the fair value of the warrants was $141,741. During the six months ended June 30, 2020, interest income was $21,329.

Naha Health LLC

In May 2020, the Company purchased from Naha Health LLC a convertible promissory note in the amount of $200,000 at a conversion price of $39.5835807 per Common Membership Interest. The fair value of the conversion feature was not determinable, since Naha Health LLC is a private company. The convertible note matures on the fourth anniversary and accrues interest at a rate of 6% per annum. The note is recorded at cost of $200,000 at purchase date. The Company determined that the fair value of the note did not change from purchase date to June 30, 2020. During the six months ended June 30, 2020, interest income was $1,907 under this note.

Other Trading Securities

Investments in other trading securities at fair value consisted of the following at June 30, 2020 and the unrealized gain and loss during the six months ended June 30, 2020:

	Cost	Unrealized Gain (Loss)	Fair Value
Common stocks	$515,163	$(41,678)	$473,485
Options	(6,110)	1,104	(5,006)
Total other trading securities, at fair value	$509,053	$(40,574)	$468,479

The Company realized a net gain of $38,458 from other trading securities sold during the six months ended June 30, 2020, which was recorded in net realized gain or loss under other comprehensive income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the quarters ended June 30,2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 30, 2020. See “Special Note Regarding Forward Looking Statements.”

Results of Operations

Three months Ended June 30, 2020 Compared to Three months Ended June 30, 2019

Interest Income

Our interest income for the three months ended June 30, 2020 was $14,039, compared to $2,339 for the three months ended June 30, 2019.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2020 were $74,147, an increase of $48,547 or 190% as compared to $25,600 for the three months ended June 30, 2019. An increase in general and administrative expenses was primarily due to increase in rent expense. During the three months ended June 30, 2020, $32,942 was paid to a related party for administrative costs (see note 5).

Management fee – related party

Our related party management fees for the three months ended June 30, 2020 were $18,326, compared to $13,750 for the three months ended June 30, 2019 (see Note 4).

Professional Fees

Our professional fees for the three months ended June 30, 2020 were $247,714, an increase of $131,213 or 113% as compared to $116,501 for the three months ended June 30, 2019. An increase in professional fees was primarily due to increase in audit, accounting and outside services fees.

Net realized and unrealized gain (loss) on investments

Our total loss on investment for the three months ended June 30, 2020 was $352,617, compared to gain of $550,000 for the three months ended June 30, 2019.

Net Decrease in Net Assets Resulting from Operations

As a result of the foregoing, for the three months ended June 30, 2020, we recorded a net decrease in net assets resulting from operations of $26,469 compared to a net increase in net assets resulting from operations of $396,448 for the three months ended June 30, 2019.

Six months Ended June 30, 2020 Compared to Six months Ended June 30, 2019

Interest Income

Our interest income for the six months ended June 30, 2020 was $29,987, compared to $21,663 for the six months ended June 30, 2019.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2020 were $140,479, an increase of $100,791 or 254% as compared to $39,688 for the six months ended June 30, 2019. An increase in general and administrative expenses was primarily due to increase in rent expense. During the six months ended June 30, 2020, $42,976 was paid to a related party for outside service fees (see Note 5).

Management fee – related party

Our related party management fees for the six months ended June 30, 2020 were $37,944, compared to $20,250 for the six months ended June 30, 2019 (see Note 4).

Professional Fees

Our professional fees for the six months ended June 30, 2020 were $423,534, an increase of $220,009 or 108% as compared to $203,525 for the six months ended June 30, 2019. An increase in professional fees was primarily due to increase in audit, accounting and outside services fees.

Net realized and unrealized gain (loss) on investments

Our total loss on investment for the six months ended June 30, 2020 was $293,214, compared to gain of $662,183 for the six months ended June 30, 2019.

Net Decrease in Net Assets Resulting from Operations

As a result of the foregoing, for the six months ended June 30, 2020, we recorded a net decrease in net assets resulting from operations of $865,184 compared to a net increase in net assets resulting from operations of $420,383 for the six months ended June 30, 2019.

Liquidity and Capital Resources

Operating Activities

During the six months ended June 30, 2020, we used $1,199,484 of cash in operating activities primarily as a result of our net decrease in net assets resulting from operations of $865,184 offset by loss on investments of $293,214, depreciation of $6,747 and net changes in operating assets and liabilities of $(634,261), including $1,836,443 paid for investments and proceeds from sale of investment of $1,273,010.

During the six months ended June 30, 2019, we used $1,068,189 of cash in operating activities primarily as a result of our net increase in net assets resulting from operations of $420,383 offset by gain on investments of $662,183 and net changes in operating assets and liabilities of $(826,389), including $900,000 paid for investments and $250,000 in proceeds from sale of investments.

Investing Activities

During the six months ended June 30, 2020, the Company used $3,779 in investing activities for purchase of fixed assets.

There were no investing activities during the six months ended June 30, 2019.

Financing Activities

During the six months ended June 30, 2020, financing activities provided $45,000 in proceeds from issuance of common stock.

During the six months ended June 30, 2019, financing activities provided $1,900,156 in proceeds from issuance of common stock.

Going Concern

For the six months ended June 30, 2020, the Company incurred a net decrease in net assets resulting from operations of $865,184 and have an accumulated deficit of $8,031,509. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. During the six months ended June 30, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net proceeds in cash were $45,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Transactions

At June 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our 10-Q or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

STHEALTH CAPITAL INVESTMENT CORP.

Date: August 14, 2020
	By:	/s/ Derek Taller
Derek Taller Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020
	By:	/s/ Frederick Alger Boyer, Jr.
Frederick Alger Boyer, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)