Form 10-Q
period 2020-09-30
StHealth Capital Investment Corp
filed 2020-11-16
CIK 1617572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 16, 2020, the Company had 3,894,191 shares of its common stock, $0.001 par value per share, outstanding.

STHEALTH CAPITAL INVESTMENT CORP.
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

StHealth Capital Investment Corp.
Balance Sheets

	September 30,	December 31,
	2020	2019
Current Assets	(Unaudited)
Current Assets
Investment securities, net	$4,080,468	$3,590,000
Cash	665,253	2,303,516
Prepaid expense	4,000	34,858
Other current assets	42,876	32,944
Total current assets	4,792,597	5,961,318
Property plant and equipment	27,529	34,028
Total assets	$4,820,126	$5,995,346

Liabilities and stockholders' equity
Liabilities:
Accounts payable	$261,732	$365,035
Accrued expenses	25,000	22,000
Accrued expenses - related party	148,826	89,506
Total liabilities	435,558	476,541

Net Asset Value	4,384,568	5,518,805

Composition of net assets
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 3,894,191and 3,874,191 shares issued and outstanding, respectively	3,895	3,875
Additional paid-in capital	12,726,235	12,681,255
Accumulated deficit	(8,345,562)	(7,166,325)
Net assets	4,384,568	5,518,805
Net asset value per share of common stock	$1.13	$1.42

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment Income
Interest income	$4,977	$3,216	$34,964	$24,879
Operating expenses
General and administrative	59,929	71,471	200,408	111,159
Management fee – related party	21,376	16,750	59,320	37,000
Professional fees	254,848	262,367	678,382	465,892
Total operating expenses	336,153	350,588	938,110	614,051

Net investment loss	(331,176)	(347,372)	(903,146)	(589,172)

Realized and unrealized gain (loss)
Net realized gain (loss) on investments	271,722	—	(82,659)	—
Net unrealized gain (loss) on asset valuation	(254,599)	(399,618)	(193,432)	262,565
Total net realized and unrealized gain (loss) on investments	17,123	(399,618)	(276,091)	262,565

Net decrease in net assets resulting from operations investments	$(314,053)	$(746,990)	$(1,179,237)	$(326,607)

Net decrease in net assets resulting from operations (Loss per Share) - basic and diluted	$(0.08)	$(0.26)	$(0.30)	$(0.18)

Weighted average common shares outstanding - basic and diluted	3,894,191	2,831,673	3,891,417	1,835,481

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Stockholders’ Equity
(Unaudited)

Three months ended September 30, 2020 and 2019

	Shares		Dollars
	Common	Preferred	Common	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - June 30, 2020	3,894,191	—	$3,895	$—	$12,726,235	$(8,031,509)	$4,698,621
Net decrease in net assets resulting from operations	—	—	—	—	—	(314,053)	(314,053)
Balance - September 30, 2020	3,894,191	—	3,895	—	12,726,235	(8,345,562)	4,384,568

Balance - June 30, 2019	2,084,258	—	$2,085	$—	$9,461,171	$(6,275,385)	$3,187,871
Sale of common stock	1,761,430		1,761		3,168,813		3,170,574
Net decrease in net assets resulting from operations	—	—	—	—	—	(746,990)	(746,990)
Balance - September 30, 2019	3,845,688	—	$3,846	$—	$12,629,984	$(7,022,375)	$5,611,455

Nine months ended September 30, 2020 and 2019

	Shares		Dollars
	Common	Preferred	Common	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - December 31, 2019	3,874,191	—	$3,875	$—	$12,681,255	$(7,166,325)	$5,518,805
Sale of common stock	20,000	—	20	—	44,980	—	45,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(1,179,237)	(1,179,237)
Balance - September 30, 2020	3,894,191	—	$3,895	$—	$12,726,235	$(8,345,562)	$4,384,568

Balance - December 31, 2018	840,627	—	$841	$—	$7,562,259	$(6,695,768)	$867,332
Sale of common stock	3,005,061		3,005		5,067,725		5,070,730
Net decrease in net assets resulting from operations	—	—	—	—	—	(326,607)	(326,607)
Balance - September 30, 2019	3,845,688	—	$3,846	$—	$12,629,984	$(7,022,375)	$5,611,455

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Operations
Net investment loss	(903,146)	(589,172)
Net realized gain (loss) on investments	(82,659)	262,565
Net change in unrealized depreciation on investments	(193,432)	—
Net decrease in net assets resulting from operations	(1,179,237)	(326,607)

Capital share transactions
Reinvestment of stockholder distributions
Sales of common stock	45,000	5,070,730
Net increase in net assets resulting from capital share transactions	45,000	5,070,730

Total increase (decrease) in net assets	(1,134,237)	4,744,123
Net assets at beginning of period	5,518,805	867,332
Net assets at end of period	$4,384,568	$5,611,455

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(1,179,237)	$(326,607)
Adjustments to reconcile net decrease in net assets resulting from operations to net:
Net unrealized loss (gain)on investment valuation	193,432	(262,183)
Net realized loss on investments	82,659	—
Depreciation	10,278	1,350
Changes in operating assets and liabilities:
Cash paid for investment	(3,918,535)	(1,900,000)
Proceeds from sale of investment	3,175,154	250,000
Prepaid expenses	30,858	(16,670)
Other receivables	(33,110)	(47,944)
Accounts payable	(103,303)	(153,237)
Accrued liabilities	3,000	(13,351)
Accrued expenses - related party	59,320	37,000
Cash used by operating activities	(1,679,484)	(2,431,642)

Cash flows from investing activities:
Purchase of fixed assets	(3,779)	(38,594)
Cash used by investing activities	(3,779)	(38,594)

Cash flows from financing activities:
Proceeds from sale of common stock	45,000	5,070,730
Cash provided by financing activities	45,000	5,070,730

Net increase (decrease) in cash	(1,638,263)	2,600,494
Cash, beginning of period	2,303,516	14,766
Cash, end of period	$665,253	$2,615,260

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental schedule of noncash financial activities:
Accrued interest’s conversion into investment	$23,178	$—

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Notes to Financial Statements
For the three and nine months ended September 30, 2020 and 2019
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2019 included in the Company’s annual report on Form 10K for the year ended December 31, 2019. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The September 30, 2020 balance sheet and schedule of investments are derived from the Company’s audited financial statements as of and for the year ended December 31, 2019. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.

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

Note 3. Going Concern

For the nine months ended September 30, 2020, the Company incurred a net decrease in net assets resulting from operations of $1,179,237 and have an accumulated deficit of $8,345,562. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. During the nine months ended September 30, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net proceeds in cash were $45,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Note 4. Compensation of the Advisor

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

During the nine months ended September 30, 2020 and 2019, the base management fee was accrued for the advisor in the amounts of $59,320 and $37,000, respectively.

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

No incentive fee was earned for the nine months ended September 30, 2020 and 2019.

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

During the nine months ended September 30, 2020 and 2019, $68,798 and $31,925 was paid to the advisor for expense reimbursement, respectively. $68,798 and $31,925 related party fees are included in general and administrative expenses on the face of statements of operations.

Note 6. Capital Raising

During the nine months ended September 30, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net cash proceeds to the Company were $45,000.

Note 7. Investments

Description of Investments

During the nine months ended September 30, 2020 and 2019, the Company deployed approximately $3,919,000 and $1,900,000 in proceeds from its public offering in several investments in portfolio companies, respectively, which are described below:

Portfolio Company	Security Type	Initial Close	Industry	Cost basis at inception ($)	Carry value at 12/31/19 ($)	Carry value at 9/30/20 ($)
Equity
Orchestra BioMed, Inc.	Preferred Stock Series B	5/10/18	BioMed	1,100,000	1,650,000	1,650,000
Orchestra BioMed, Inc.	Preferred Stock Series B-1	4/3/19	BioMed	900,000	900,000	900,000
AzurRx BioPharma Inc	Common Stock	7/18/19	BioMed	1,000,000	1,040,000	—
AzurRx BioPharma Inc	Warrant	1/9/20	BioMed	169,286	—	97,195
AzurRx BioPharma Inc	Preferred Stock and Warrant Series B	7/16/20	BioMed	523,178	—	523,178
AzurRx BioPharma Inc	Exchange Warrant	7/16/20	BioMed	70,972	—	55,598
Other Trading Securities	Common Stock and Options	1/17/20	BioMed	720,465	—	654,497
Convertible Note
AzurRx BioPharma Inc	Convertible Note	1/9/20	BioMed	330,714	—	—
Naha Health LLC	Convertible Note	5/3/20	BioMed	200,000	—	200,000
Total				$5,014,615	$3,590,000	$4,080,468

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

The Company determined that no value changes since April 3, 2019 till September 30, 2020.

AzurRx BioPharma Inc.

In July 2019, the Company purchased 1,000,000 shares of common stock of AZURRX Biopharma, Inc. (NASDAQ: AZRX). During the nine months ended September 30, 2020, the Company sold all common shares for $607,161, recorded an unrealized loss of $40,000, and realized a loss of $392,839.

On January 9, 2020 the Company purchased from AZRX a convertible note in the amount of $500,000 which is convertible into 515,464 shares of AZRX common stock. The convertible notes mature on September 20, 2020 and accrue interest at a rate of 9% per annum. The $500,000 notional amount of convertible note come with warrants to purchase an additional 257,732 shares of AZRX common stock, equal to 50% of the shares underlying the convertible note. The warrant expiry is December 20, 2024. Each note is convertible, at the option of the holder, into shares of the Company’s common stock at a price of $0.97 per share, and the warrants have an exercise price of $1.07 per share.

The convertible note is classified available for sale according to ASC 320 Investments—Debt and Equity Securities. At the time of purchase, the fair value of the convertible note was determined to be $330,714 using allocation of proceeds and the beneficial conversion feature were determined to be $231,959, and prior to the exchange, the fair value of the convertible note was determined to be $500,000 including beneficial conversion of $0. The fair value of warrants was determined to be $169,286 using Black-Scholes method on the date of purchase. On September 30, 2020, the fair value of the note and warrants was $0 and $97,195, respectively. During the nine months ended September 30, 2020, the unrealized loss on these securities was $72,091 and the realized gain was $169,286.

On July 16, 2020, the Company entered into a private placement offering with AZRX whereby the Company exchanged the convertible note with a principal balance of $500,000 and accrued interest of $23,178, into 67.945205 shares of Series B Convertible Preferred Stock, together with a Series B Warrants to purchase 339,726 shares of Common Stock at an exercise price of $0.85 per share with the exercise term of 5 years from issuance date. The Series B Convertible Preferred Stock had a par value $0.0001 per share, and is convertible into 679,452 shares of the Company’s common stock at per share at $0.77 per share. In connection with the Private Placement, the company also received Exchange Warrant to purchase 128,886 shares of Common Stock at an exercise price of $0.85 per share with the exercise term of 5 years from issuance date.

On the date of exchange the fair value of the 67.945205 shares of Series B Convertible Preferred Stock and Series B Warrants was determined to be $523,178 using fair market value, and the fair value on these as of September 30, 2020 was $523,178. During the nine months ended September 30, 2020, There was no realized gain or loss recorded associated with the exchanged convertible note, and no unrealized gain or loss recorded on these Series B Convertible Preferred Stock and Series B Warrants.

Also, on the date of the exchange the Exchange Warrant was valued at $70,972 using the Black-Scholes method and has been recorded as a realized gain during the quarter ended September 30, 2020, and the fair value was $55,598 as of September 30, 2020. During the nine months ended September 30, 2020, the unrealized loss on these was $15,374.

During the nine months ended September 30, 2020, the Company recorded an aggregate realized gain of $240,258 associated with the note and Exchange Warrants, and recorded a total unrealized loss from these securities in the amount of $87,465. During the nine months ended September 30, 2020, interest income was $23,178.

Naha Health LLC

In May 2020, the Company purchased from Naha Health LLC a convertible promissory note in the amount of $200,000 at a conversion price of $41.67 per Common Membership Interest. The fair value of the conversion feature was not determinable, since Naha Health LLC is a private company. The convertible note matures on the fourth anniversary and accrues interest at a rate of 6% per annum. The note is recorded at cost of $200,000 at purchase date. The Company determined that the fair value of the note did not change from purchase date to September 30, 2020. During the nine months ended September 30, 2020, interest income was $4,932 under this note.

During the nine months ended September 30, 2020, the Company entered into two amendments with Naha Health LLC, in which the Company is planning to fund an additional $200,000 by November 30, 2020.

Other Trading Securities

Investments in other trading securities at fair value consisted of the following at September 30, 2020 and the unrealized gain and loss during the nine months ended September 30, 2020:

	Cost	Unrealized Gain (Loss)	Fair Value
Common stocks	$738,861	$(64,363)	$674,498
Options	(18,397)	(1,604)	(20,00	1)
Total other trading securities, at fair value	$720,464	$(65,967)	$654,497

The Company realized a net gain of $69,922 from other trading securities sold during the nine months ended September 30, 2020, which was recorded in net realized gain or loss under other comprehensive income.

Note 8. Subsequent Events

Conversion of AzurRx BioPharma Inc. Series B Convertible Preferred Stock

Subsequent to the period ended September 30, 2020 the Company elected to convert 67.945205 shares of AZRX Series B Convertible Preferred Stock into 679,452 shares of AZRX common stock, along with additional common shares related to accrued and unpaid dividends earned to and including the date of conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the quarters ended September 30,2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 30, 2020. See “Special Note Regarding Forward Looking Statements.”

Results of Operations

Three months Ended September 30, 2020 Compared to Three months Ended September 30, 2019

Interest Income

Our interest income for the three months ended September 30, 2020 was $4,977, compared to $3,216 for the three months ended September 30, 2019.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2020 were $59,929, a decrease of $11,542 or 16% as compared to $71,471 for the three months ended September 30, 2019. The decrease in general and administrative expenses was primarily due to decrease in marketing expense. During the three months ended September 30, 2020, $25,822 was paid to a related party for administrative costs, compared to $31,925 for the three months ended September 30, 2019 (see note 5).

Management fee – related party

Our related party management fees for the three months ended September 30, 2020 were $21,376, compared to $16,750 for the three months ended September 30, 2019 (see Note 4).

Professional Fees

Our professional fees for the three months ended September 30, 2020 were $254,848, a decrease of $7,519 or 3% as compared to $262,367 for the three months ended September 30, 2019. The decrease in professional fees was primarily due to decrease in audit, investor relations and board member fees.

Net realized and unrealized gain (loss) on investments

Our net realized gain on investment for the three months ended September 30, 2020 was $271,722, compared to $0 for the three months ended September 30, 2019. Please refer to Note 7. Investments, for further detail.

Our net unrealized loss on investment for the three months ended September 30, 2020 was $254,599, compared to loss of $399,618 for the three months ended September 30, 2019. Please refer to Note 7. Investments, for further detail.

Net Decrease in Net Assets Resulting from Operations

As a result of the foregoing, for the three months ended September 30, 2020, we recorded a net decrease in net assets resulting from operations of $314,053 compared to a net decrease in net assets resulting from operations of $746,990 for the three months ended September 30, 2019.

Nine months Ended September 30, 2020 Compared to Nine months Ended September 30, 2019

Interest Income

Our interest income for the nine months ended September 30, 2020 was $34,964, compared to $24,879 for the nine months ended September 30, 2019.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2020 were $200,408, an increase of $89,249 or 80% as compared to $111,159 for the nine months ended September 30, 2019. An increase in general and administrative expenses was primarily due to increase in rent expense. During the nine months ended September 30, 2020, $68,798 was paid to a related party for outside service fees, compared to $31,925 for the nine months ended September 30, 2019 (see Note 5).

Management fee – related party

Our related party management fees for the nine months ended September 30, 2020 were $59,320, compared to $37,000 for the nine months ended September 30, 2019 (see Note 4).

Professional Fees

Our professional fees for the nine months ended September 30, 2020 were $678,382, an increase of $212,490 or 46% as compared to $465,892 for the nine months ended September 30, 2019. An increase in professional fees was primarily due to increase in legal, accounting and outside services fees.

Net realized and unrealized gain (loss) on investments

Our net realized loss on investment for the nine months ended September 30, 2020 was $82,659, compared to $0 for the nine months ended September 30, 2019 (see note 7).

Our net unrealized loss on investment for the nine months ended September 30, 2020 was $193,432, compared to gain of $262,565 for the nine months ended September 30, 2019 (see note 7).

.

Net Decrease in Net Assets Resulting from Operations

As a result of the foregoing, for the nine months ended September 30, 2020, we recorded a net decrease in net assets resulting from operations of $1,179,237 compared to a net decrease in net assets resulting from operations of $326,607 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Operating Activities

During the nine months ended September 30, 2020, we used $1,679,484 of cash in operating activities primarily as a result of our net decrease in net assets resulting from operations of $1,179,237, loss on investments of $276,091, depreciation of $10,278 and net changes in operating assets and liabilities of $(786,616), including $3,918,535 paid for investments and proceeds from sale of investment of $3,175,154.

During the nine months ended September 30, 2019, we used $2,431,642 of cash in operating activities primarily as a result of our net decrease in net assets resulting from operations of $326,607, gain on investments of $262,183 and net changes in operating assets and liabilities of $(1,844,202), including $1,900,000 paid for investments and $250,000 in proceeds from sale of investments.

Investing Activities

During the nine months ended September 30, 2020, the Company used $3,779 in investing activities for purchase of fixed assets.

During the nine months ended September 30, 2020, the Company used $38,594 in investing activities for purchase of fixed assets.

Financing Activities

During the nine months ended September 30, 2020, financing activities provided $45,000 in proceeds from issuance of common stock.

During the nine months ended September 30, 2019, financing activities provided $5,070,730 in proceeds from issuance of common stock.

Going Concern

For the nine months ended September 30, 2020, the Company incurred a net decrease in net assets resulting from operations of $1,179,237 and have an accumulated deficit of $8,345,562. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. Currently, the Company has launched a capital raising program led by a Broker Dealer acting as the Dealer Manager and arranging a syndicate of several additional Broker Dealers who will also sell our securities. During the nine months ended September 30, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net proceeds in cash were $45,000. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Transactions

At September 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our 10-Q or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of September 30, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Periodic Report by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STHEALTH CAPITAL INVESTMENT CORP.

Date: November 16, 2020
	By:	/s/ Derek Taller
Derek Taller Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020
	By:	/s/ Frederick Alger Boyer, Jr.
Frederick Alger Boyer, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)