Form 10-K
period 2020-12-31
StHealth Capital Investment Corp
filed 2021-08-10
CIK 1617572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2020 was $8,453,477.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of July 22, 2021, the Company had 3,894,191 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STHEALTH CAPITAL INVESTMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2020

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

Overview

The Company’s investment objective is to generate capital appreciation and, to a lesser extent, current income. The Company intends to achieve its investment objective by investing directly in originated debt and equity financings, in addition to syndicated and traded transactions. The Company intends to focus on investments in private U.S. small- and middle-market companies that meet the Company’s investment objectives, as further described below including, without limitation, in the subsections of Item 1 entitled Investment Selection and Investment Process Overview. To achieve its investment objective, the Company will leverage the Investment Committee’s (as defined below) extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that the Company will achieve its investment objective. In the event that the Company invests in public companies, it will be limited to investing in such companies with capitalization of less than $250 million. The Company will also invest primarily in established, stable enterprises with a history of operations and positive cash flows and maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within its portfolio.

The Company will seek mainly equity investment opportunities within the healthcare sector, which spans biopharmaceuticals, medical technologies, diagnostics, biotechnology and life sciences, and any other key verticals within the sector (“Healthcare”) and related companies which are at identifiable strategic or commercial “inflection points”. The Company may, from time to time, invest in debt related securities that it deems consistent with its overall strategy. The Company’s Investment Committee (defined below) has developed, over a long period of time, a broad and deep network of relationships throughout the Healthcare and hospital spaces and the investment communities with which these industries are involved. The Company is able to leverage these relationships across these spaces and communities to identify situations in which companies with established, unique, and highly commercializable technologies: (a) are on the verge of entering into a strategic partnership with a major company/entity which could facilitate significant commercialization and greatly increase the company’s value; or (b) can benefit from the Advisor’s relationships to effect a strategic partnership/relationship with a major company/entity which will likely result in significantly higher levels of commercialization and increased value. While the Company will seek to primarily invest in Healthcare companies, the Company may also invest in other sectors and industries, depending on available investment opportunities.

From time to time, the Company may be exposed to significant market risk. The Company’s investment portfolio may be concentrated and subject its holders of common stock to additional risks. The Company is subject to certain investment restrictions with respect to leverage and type of investments, as described herein.

As a Business Development Company (“BDC”), at least 70% of the Company’s assets must be assets of the type listed in Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as described herein.

While the Company has limited operating history, the Company does have an existing portfolio consisting of certain loan investments. The Company entered into these investments at the direction of the predecessor investment manager. The Advisor’s management team, in conjunction with the Company’s audit firm, has conducted an analysis and audit of the current portfolio in order to assess a net asset value to the portfolio and determined that the investments net carrying value should be zero. However, it is important to note that the investments in the current portfolio may have little or no value. Moreover, while the Advisor may seek to restructure some of the current portfolio investments, there is no guarantee that the Advisor will be successful in doing so. As a result, Shareholders may experience significant losses and may incur additional expenses as the Company seeks to reposition its current portfolio.

The Advisor — StHealth Capital Advisors, LLC

The Company is managed by the Advisor. Subject to the overall supervision of the Board of Directors, the Advisor is responsible for managing the business and activities of the Company, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals. The Advisor is StHealth Capital Advisors LLC. The Advisor’s investment committee (the “Investment Committee”) is led by Derek Taller and is supported by certain other members of the Advisor. The biographies and experience of the Investment Committee are can be found on our website, www.sthealthcapital.com. The Investment Committee has significant experience in Healthcare-related investments, in identifying investments in the U.S. small- and middle-market companies and in evaluating and managing companies with established, unique, and highly commercializable technologies.

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

Potential Competitive Strengths

The Company believes that the Advisor’s experience in investing in Healthcare sector companies, coupled with a disciplined approach to sector analysis, portfolio construction and risk management should allow the Company to achieve attractive risk-adjusted returns while preserving the Company’s capital. The Company believes that it has the following competitive strengths, which will give it the opportunity to achieve its objectives:

Experienced team with expertise in the Healthcare sector. Each of the members of the Investment Committee has extensive executive, scientific and commercial experience in the Healthcare sector, which spans biopharmaceuticals, medical technologies, and other key verticals within the sector. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. The Company believes this experience provides the Advisor with an in-depth understanding of the strategic, financial and operational challenges and opportunities of small- and middle-market Healthcare companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on its investments.

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

The Investment Committee also maintains direct contact with financial sponsors, banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of investment opportunities. The Company believes the Advisor’s ability to source through multiple channels will allow it to generate investment opportunities that have more attractive risk-adjusted return characteristics than by relying solely on origination flow from investment banks or other intermediaries and to be more selective investors.

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

Defensive, income-oriented investment philosophy. The Advisor will employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach will involve a multi-stage selection process for each investment opportunity as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to minimize potential losses and achieve attractive risk-adjusted returns.

Investments in U.S. Small- and Middle-Market Healthcare Companies. The Company’s portfolio of U.S. small and middle-market investments has a focus on companies in the Healthcare sector, as the Advisor believes there is a large and growing opportunity in this sector. Changes in the Healthcare sector are creating certain investment opportunities, and we believe, should produce attractive investment opportunities. The Company believes some participants are better positioned to take advantage of these changes while others will consolidate with stronger players. Based on our deep understanding of the Healthcare sector, the Company believes these developments will create a changing landscape for years to come.

Active portfolio monitoring. The Advisor will closely monitor the investments in the Company’s portfolio and take a proactive approach to identifying and addressing sector- or company-specific risks. The Advisor will aim to receive and review detailed financial information from portfolio companies no less than quarterly and seek to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. The Company anticipates that many of its investments will have financial covenants that the Company believes will provide an early warning of potential problems facing its borrowers, allowing lenders, including the Company, to identify and carefully manage risk.

Investment Selection

The Advisor has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met in connection with each of the Company’s investments.

Established companies with positive cash flow. The Company will seek to invest in companies with sound historical financial performance which the Company believes tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. The Advisor will focus on companies with a history of profitability on an operating cash flow basis. The Advisor does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans. Notwithstanding, the Company may, invest in companies that may not have a substantial history of profitability and, as a result, may be undervalued, but are well positioned for sustainable profitability and cash flow generation and are otherwise consistent with the Company’s investment selection criteria and guidelines.

Strong competitive position in industry. The Advisor will analyze the strengths and weaknesses of target companies relative to their competitors. The factors the Advisor will consider include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. The Company seeks to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. The Company seeks companies that demonstrate advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors that when compared to their competitors, may help to protect their market position and profitability.

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

Investment Process Overview

Origination and sourcing. The Advisor will seek to originate transactions through multiple channels. In addition to the decade long relationships with leading financial intermediaries including investment banks, commercial banks, private equity investors and other financial professionals, the Advisor’s transaction team will seek to identify potential investment opportunities in companies to directly source transaction opportunities.

The Advisor intends to make opportunistic equity investments. Through such opportunistic equity investments, the Company intends to identify and capitalize on market price inefficiencies by investing in equity securities where the Company believes the value of such securities reflects a lower value than what the fundamentals of the target company represent based on the fundamental analysis of the company and the broader investment market as a whole. The Company will seek to allocate capital to companies that have been misunderstood or mispriced by the market, and companies that are considered to be in the “development stage” of operation and in need of growth capital. The Company believes there is an opportunity to earn positive returns when targeting companies that possess defensible existing business models and have attractive growth potential.

Evaluation process. In its initial review of an investment opportunity, the Advisor transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets the team’s basic investment criteria and other guidelines specified by the Advisor, within the context of proper allocation of its portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk.

For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated research analyst, the results of which are available for the transaction team to review. In the case of a primary transaction, the Advisor will conduct detailed due diligence investigations as necessary.

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
6

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

Execution. The Advisor seeks to maintain a defensive approach toward its investment decisions by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by a a member of the Advisor’s Investment Committee to assess the general quality, value and fit relative to the Company’s portfolio and (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments. The consummation of a transaction will require majority approval from the members of the Investment Committee.

Portfolio monitoring. The Advisor will monitor the Company’s portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Advisor will work closely with portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, the Company may occupy a seat or serve as an observer on a portfolio company’s Board of Directors or similar governing body.

Typically, the Advisor will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a monthly and/or quarterly basis from the portfolio companies. The Advisor will use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, the Advisor will use an investment rating system to characterize and monitor the expected level of returns on each investment in the Company’s portfolio. The Advisor will use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

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

The Advisor will continuously monitor and, when appropriate, will change the investment ratings assigned to each investment in the Company’s portfolio. In connection with valuing the Company’s assets, the Board of Directors will review these investment ratings on a quarterly basis. In the event that the Board of Directors or the Investment Committee determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, they will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation. Concurrently, the Advisor will also evaluate the opportunity to exit an investment, through a trade-sale or other liquidity event, opportunities that are outperforming where the Advisor believes it can capitalize on a rise in the value of the business relative to the initial forecast and realize value for the benefit of investors.

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investments, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect the Company’s expectation of performance and changes in investment values.

Each quarter, the Company will value investments in the portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, the Board of Directors will determine the fair value of such investments in good faith, utilizing the input of the Investment Committee, the Company’s valuation committee, the Advisor and any other professionals or materials that the Board of Directors deems worthy and relevant independent third-party pricing services and independent third-party valuation firms, if applicable.

As a BDC, the Company must offer, and provide upon request, managerial assistance to its portfolio companies. This assistance could involve, among other things, monitoring the operations of the portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Advisor will provide such managerial assistance on the Company’s behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, the Company, rather than the Advisor, will retain any fees paid for such assistance.

Exit. The Company may attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing the Company a means by which it may exit the positions. It expects that a large portion of the Company’s portfolio may be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, the Company intends to focus primarily in investing in companies whose business models and growth prospects offer attractive exit possibilities, including an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Structure of Investments

The Company’s investment objective is to generate capital appreciation and, to a lesser extent, current income. The Company anticipates that its portfolio will be comprised of investments primarily in common equity, equity-linked and preferred equity securities, and to a lesser extent in senior secured loans, second lien secured loans, and convertible and subordinated debt, of private U.S. small- and middle-market companies. As a non-principal strategy, the Company may also invest in original discount instruments.

The Advisor seeks to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to more senior portions of the capital structure, where returns tend to be weaker in a more stable or growing economy, but more secure in weak economic environments. Senior secured debt is situated at the top of the capital structure, and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and finally common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. The Company will rely on the Advisor’s experience to structure investments, possibly using all levels of the capital structure, which the Company believes will perform in a broad range of economic environments.

Equity and equity-related securities. The Company intends to focus on equity investments. As a result, the Company will enter into investments in preferred or common equity or convertible bonds, sometimes in conjunction with a private equity sponsor, that the Company believes to be of high quality. The Company may also invest in preferred or common equity or convertible bonds of private, closely-held companies that the Company believes are under-valued or under-appreciated opportunities where the Advisor’s experience and the Company’s capital can aid in enhancing enterprise value within the target investment time horizon. In addition, the Company may receive the right to make equity investments in a portfolio company whose debt securities the Company holds in connection with the next equity financing round for that company. This right will provide the Company with the opportunity to further enhance its returns over time through equity investments in the portfolio companies. In addition, the Company may hold equity-related securities consisting primarily of warrants or other equity interests. In the future, the Company may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising its right, if any, to require a portfolio company to repurchase the equity-related securities the Company holds. With respect to any preferred or common equity investments, the Company expects to target an annual investment return of at least 20%. There can be no assurance that any preferred or common equity or convertible bond investment that the Company makes will generate such returns.

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

Second lien secured debt. Second lien secured debt is immediately junior to senior secured loans and has substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, the Company expects these loans to carry a fixed or a floating current yield of 6.0% to 10.0% over the prime rate or LIBOR. In addition, the Company may receive additional returns from any warrants it may receive in connection with these investments.

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

Portfolio Valuation

The Company determines the net asset value of the investment portfolio each quarter. The Board of Directors will establish a valuation committee to assist it in establishing guidelines and making recommendations to the Board of Directors regarding the valuation of the investments. The valuation committee will be comprised of all of the Company’s independent directors and certain of the Advisor’s investment professionals.

Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, the Company expects that the Advisor will provide the Board of Directors with portfolio company valuations which will be based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, the Company intends to undertake a multi-step valuation process each quarter, as described below:

●	the Company’s quarterly valuation process will begin with the Advisor’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

●	preliminary valuation conclusions will then be documented and discussed with the valuation committee;

●	the valuation committee will review the preliminary valuation and the Advisor’s management team, together with the Company’s independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

●	the Board of Directors will discuss valuations and determine the fair value of each investment in the portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and any third-party valuation firm, if applicable.

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

ITEM 1A. RISK FACTORS

As described elsewhere in this document, StHealth Capital Partners LLC entered into an agreement to acquire the Advisor in 2018. As a result of the execution of this agreement, there have been significant changes affecting the Company. There can be no assurance that the changes resulting from the acquisition by StHealth Capital Partners LLC will be beneficial to the Shareholders.

The Advisor has no prior experience managing a BDC or a RIC.

The Advisor and the members of the Investment Committee have no prior experience in managing a BDC or a Regulated Investment Company (“RIC”) for which it believes it became qualified as of January 2021 however has not yet filed documents supporting same. Therefore, the Advisor may not be able to successfully operate the Company’s business or achieve its investment objectives. As a result, an investment in the Company’s shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent the Company from qualifying as a BDC or a RIC or could force it to pay unexpected taxes and penalties, which could be material. The Advisor’s lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objectives.

The Company’s shares will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if Shareholders purchase shares in securities or share offerings by the Company, it is unlikely that they will be able to sell them and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.

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

The net asset value of the market for shares of the Company’s common stock may be significantly affected by numerous factors, some of which are beyond its control and may not be directly related to its operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of the Company’s portfolio of investments; (v) changes in accounting guidelines governing valuation of the Company’s investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of the Company’s investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

The Company has a limited operating history.

The Company was formed on June 19, 2014 and did not commence operations until February 16, 2017. On March 13, 2018, First Capital Master Advisor, LLC (“FCMA”), entered into a purchase agreement with StHealth Capital Partners LLC (“StHealth”), whereby StHealth agreed to acquire all of the membership units owned by FCMA in the Adviser, in exchange for a secured promissory note payable over time, subject to further terms and conditions (the “Acquisition”). Following the Acquisition and arrival of the new Investment Committee, the Company has been focused on investment opportunities in the Healthcare sector subject to further criteria, as further described above. There are no assurances that the new Investment Committee will be able to source attractive investment opportunities for the Company. Thus, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of its common stock could decline substantially.

While the Company has a limited operating history, the Company does have an existing portfolio consisting of certain loan investments. The Company entered into these investments prior to the Acquisition and at the direction of the predecessor investment manager. The Advisor’s management team, in conjunction with the Company’s audit firm, has conducted an analysis and audit of the pre-Acquisition portfolio in order to assess a net asset value to the portfolio and determined that the pre-Acquisition investments may have little or no value. Thse investments have, accordingly, been assigned a value of zero. Notwithstanding, the Advisor may seek to restructure, sell, or otherwise undertake to recover some value from the pre-Acquisition portfolio for the Company. There is, however, no guarantee that the Advisor will ever be successful in doing so.

An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing its shares.

While the Advisor has generally not identified, made or contracted to make all of the investments on the Company’s behalf, the Advisor has invested in Healthcare companies, such as Orchestra Biomed, Inc., AzurRx BioPharma, Inc., and Naha Health, LLC. The Company has also invested in other trading securities at fair value. Each of the Company’s investments are described in in Note 6 to financial statements.

Shareholders will generally not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments the Company makes using the proceeds from securities or share offerings by the Company prior to making a decision to purchase its shares. Shareholders must rely on the Advisor to implement the Company’s investment policies, to evaluate all of its investment opportunities and to structure the terms of the investments rather than evaluating them in advance of purchasing shares of common stock. Because investors are not able to evaluate the Company’s investments in advance of purchasing its shares, the public offering may entail more risk than other types of offerings. This additional risk may hinder Shareholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

Prior to investing in securities of portfolio companies, the Company will invest the net proceeds of securities or share offerings primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which the Company expects to achieve when its portfolio is fully invested in securities meeting its investment objectives. As a result, any distributions that it pays while its portfolio is not fully invested in securities meeting its investment objectives may be lower than the distributions that it may be able to pay when its portfolio is fully invested in securities meeting its investment objectives.

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

Investors will not have preemptive rights to any shares the Company issues in the future. Its charter authorizes it to issue up to 550,000,000 shares of common stock. Pursuant to the charter, a majority of the Company’s entire Board of Directors may amend the charter to increase the number of authorized shares of stock without Shareholder approval. After an investor purchases shares, the Board of Directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to the Company’s independent directors or employees of the Advisor. To the extent the Company issues additional equity interests after an investor purchases its shares, an investor’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the Company’s investments, an investor may also experience dilution in the book value and fair value of his or her shares.

The SBCAA allows us to incur additional leverage and would require us to offer liquidity to our stockholders.

Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% to 150% (upon receipt of certain approvals and subject to certain disclosure requirements). This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. As a result, if we were to seek and receive the relevant approval, and we complied with the applicable disclosure requirements, we would be able to incur additional leverage, which may increase the risk of investing in us. In addition, since our base management fee is payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expenses may increase if we incur additional leverage.

Distribution and Asset Coverage Ratio Requirements May Impact Company’s Ability to Grow.

In order to satisfy the requirements applicable to RICs and to avoid payment of excise taxes, the Company intends to distribute to its Shareholders substantially all of its ordinary income and capital gain net income except for certain net capital gains, which it intends to retain and to elect to treat as deemed distributions to its Shareholders. As a BDC, the Company is generally required to meet a coverage ratio of total assets to total senior securities, which would include all of its borrowings and any preferred stock that it may issue in the future, of at least 200% (or 150% upon receipt of certain approvals and subject to certain disclosure requirements). This requirement will limit the amount that the Company may borrow. Because the Company will continue to need capital to grow its loan and investment portfolio, this limitation may prevent the Company from incurring debt and require the Company to raise additional equity at a time when it may be disadvantageous to do so. While the Company expects to be able to borrow and to issue additional debt and equity securities, there is no assurance that debt and equity financing will be available to the Company on favorable terms or at all. In addition, as a BDC, the Company is not permitted to issue equity securities priced below net asset value without Shareholder and independent director approval. However, if the Company does obtain the necessary approvals to issue securities at prices below their net asset values, a Shareholder’s investment in the Company will experience dilution as a result of such issuance. If additional funds are not available to the Company, the Company could be forced to curtail or cease its lending and investment activities, and its net asset value could decrease.

Certain provisions of the Company’s charter and bylaws, as well as provisions of the Maryland General Corporation Law, could deter takeover attempts and have an adverse impact on the value of the Company’s common stock.

The Maryland General Corporation Law (“MGCL”), and the Company’s charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of the Company or the removal of its incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between the Company and an “interested shareholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of the Company’s outstanding shares) or an affiliate thereof are prohibited for five years and thereafter are subject to special shareholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, the Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between the Company and any person to the extent that such business combination receives the prior approval of the Board of Directors, including a majority of directors who are not interested persons as defined in the 1940 Act.

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

None of the Company’s offerings include preferred stock.. However, under the terms of the Company’s articles of incorporation, the Board of Directors is authorized to issue shares of preferred stock in one or more series without Shareholder approval, which could potentially adversely affect the interests of existing Shareholders.

Risks Related to the Company’s Investments

The Company’s investments in prospective portfolio companies may be risky, and it could lose all or part of its investment.

The Company’s investments in common and preferred equity, and to a lesser extent in senior secured loans, second lien secured loans, and subordinated debt in private U.S. companies, including small- and middle-market companies, may be risky and there is no limit on the amount of any such investments in which the Company may invest.

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

Below Investment Grade Securities. The Company may invest in securities that are rated below investment grade by rating agencies (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation) or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

The Company does not expect to control most of its portfolio companies, even though it may have board representation or board observation rights, and its debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, the Company is subject to the risk that a portfolio company in which it invests may make business decisions with which it disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Company’s interest as an investor.

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

Investments in small- and middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

●	may have limited financial resources and may be unable to meet their obligations under their debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment;

●	have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on the Company;

●	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, the Company’s executive officers, directors and members of the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments in the portfolio companies; and

●	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

The Company intends to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that the Company holds. Second, the investments themselves often may be illiquid. The securities of many of the companies in which the Company invests will not be publicly-traded or actively traded on the secondary market and, to the extent they are traded at all, will only trade on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, the Company may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. The Company must therefore rely on the ability of the Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose money on its investments.

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

To the extent that the Company invests in original issue discount instruments, which is not contemplated as a principal part of its investment strategy, and the accretion of original issue discount constitutes a portion of its income, it will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

●	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;

●	For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

●	The deferral of paid-in-kind, or PIK, interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to Shareholders in order to maintain the Company’s RIC election which the Company intends to make;

●	PIK interest generates investment income and increases the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate; and

●	Original issue discount may create a risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

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

For example, the United Kingdom left the European Union on January 31, 2020, governed by transitional terms that expired on December 31, 2020. During this transition phase, the United Kingdom and the EU will seek to negotiate and finalize a new, more permanent trade deal. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of volatility. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

The global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) and its variants have recently caused considerable volatility and disruption in financial markets. It is unknown what the impact will be on the global economy but the uncertainty and instability from COVID-19 for a prolonged period could have an adverse impact on the Company’s business, opportunities, operations, financial condition and cash flows and there can be no assurance that the risks associated with COVID-19 will not alter significantly the attractiveness of an investment in the Company including as a result of the potential for capital losses and general uncertainty. The operational and financial performance of the portfolio companies in which the Company makes investments in depends on future developments, including the duration and spread of the outbreak, new variants, availability and administration of vaccines, and such uncertainty may in turn impact the valuation of our investments. However, this risk factor is somewhat mitigated since the Company focused on the healthcare sector, including companies experiencing substantial improvement to their business performance due to their focus on providing in-demand COVID-19-related testing and on-going patient monitoring services.

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

On June 26, 2018 Standard & Poor’s Financial Services LLC (“S&P”) affirmed it’s long-term “AA+” and “A-1+” short term unsolicited sovereign credit ratings on the U.S., which it expects to remain stable in 2021 due to certain factors such as vaccine rollouts, the proposed $1.9 trillion fiscal stimulus package, and favorable borrowing conditions. However, downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with the Company’s debt portfolio and its ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on the Company’s financial performance and the value of its equity.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to the Company’s business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the uncertainty of a trade deal between the United Kingdom and the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events, including general elections and referenda in the Eurozone.. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, China or elsewhere, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or, if available, sufficient to stabilize countries and markets in Europe, China or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe, China or elsewhere negatively impacts consumer confidence and consumer credit factors, the Company’s business, financial condition and results of operations could be significantly and adversely affected.

These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect the Company’s business, financial condition and results of operations.

As a result of the 2020 U.S. elections, and Georgia Senate runoff elections in 2021, the Democratic Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. While many provisions of the Dodd-Frank Act have been implemented, other provisions have neither been applied, nor interpreted in either regulatory decisions, or case law.

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

The Company’s ability to achieve its investment objectives depends on the ability of the Advisor to manage and support the Company’s investment process. If the Advisor were to lose any members of its Investment Committee, the Company’s ability to achieve its investment objectives could be significantly harmed.

Since the Company has no employees, it will depend on the investment expertise, skill and network of business contacts of the Advisor. The Advisor will evaluate, negotiate, structure, execute, monitor and service the Company’s investments. Its future success will depend to a significant extent on the continued service and coordination of the Advisor and its senior management team. The departure of any members of the Advisor’s senior management team could have a material adverse effect on the Company’s ability to achieve its investment objectives.

The Company’s ability to achieve its investment objectives will depend on the Advisor’s ability to identify, analyze, invest in, finance and monitor companies that meet the Company’s investment criteria. The Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to the Company, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve the Company’s investment objectives, the Advisor may need to hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. The Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support the Company’s investment process could have a material adverse effect on its business, financial condition and results of operations.

Because its business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect the Company’s business.

If the Advisor fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks, on which it relies to provide the Company with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, the Company may not be able to grow its investment portfolio. In addition, individuals with whom the Advisor has relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company.

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

While the Company has limited operating history, the Company does have an existing portfolio consisting of certain loan investments. The Company entered into these investments at the direction of the predecessor investment manager. The Advisor’s management team, in conjunction with the Company’s audit firm, is conducting an analysis and audit of the current portfolio in order to assess a net asset value to the portfolio. However, it is important to note that the investments in the current portfolio may have little or no value. Moreover, while the Advisor may seek to restructure some of the current portfolio investments, there is no guarantee that the Advisor will be successful in doing so. As a result, Shareholders may experience significant losses and may incur additional expenses as the Company seeks to reposition its current portfolio.

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

The Company cannot assure Shareholders that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of the Board of Directors and will depend on the Company’s earnings, its net investment income, its financial condition, achieving and maintenance of its RIC status, compliance with applicable BDC regulations and such other factors as the Board of Directors may deem relevant from time to time. In addition, due to the asset coverage test applicable to the Company as a BDC, it may be limited in its ability to make distributions.

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

In addition, while the Company would no longer bear the costs of the various fees and expenses it expects to pay to the Advisor under the investment advisory agreement, it would incur the compensation and benefits costs of its officers and other employees and consultants that are being paid by the Advisor or its affiliates. In addition, it may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute Shareholders’ investment in the Company. The Company cannot reasonably estimate the amount of fees it would save or the costs it would incur if it became self-managed. If the expenses it assumes as a result of an internalization are higher than the expenses it avoids paying to the Advisor, its earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to Shareholders and the value of the Company’s shares. As it is currently organized, it does not have any employees. If it elects to internalize its operations, it would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If it internalizes its management functions, it could have difficulty integrating these functions as a standalone entity. Individuals employed by the Advisor and its affiliates may in the future perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. The Company may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in the Company incurring excess costs and/or suffering deficiencies in its disclosure controls and procedures or its internal control over financial reporting. Such deficiencies could cause it to incur additional costs, and the Company’s management’s attention could be diverted from effectively managing its investments.

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

In addition, any changes to the laws and regulations governing the Company’s operations, including with respect to permitted investments, may cause it to alter its investment strategy to avail itself of new or different opportunities or make other changes to its business. Such changes could result in material differences to its strategies and plans as set forth in the Memorandum and may result in its investment focus shifting from the areas of expertise of the Advisor to other types of investments in which the Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of Shareholders’ investments.

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

The Company may be prone to operational and information security risks resulting from breaches in cyber security. A breach may cause the Company to lose proprietary information, suffer data corruption, or lose operational capacity. Breaches in cyber security include, among other behaviors, stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other forms of cyber-attacks. Cyber security breaches affecting the Company, the Advisor, financial intermediaries and other third-party service providers may adversely impact the Company. For instance, cyber security breaches may interfere with the processing of Shareholder transactions, impact the ability to calculate net asset value, cause the release of private Shareholder information or confidential business information, impede investment activities, subject the Company to regulatory fines or financial losses and/or cause reputational damage. The Company may also incur additional costs for cyber security risk management purposes.

Risks Related to the Advisor and Its Affiliates

The Advisor is not presently registered as an investment adviser with any state securities regulator or with the SEC.

At this time, the Advisor is ineligible to register with the SEC under the Advisers Act because the Company is presently its only client and the Company currently has less than $25 million of assets under management. The Advisor is also not registered as an investment adviser with any state securities regulator because of available exemptions to registration, or exclusions from investment adviser status, under applicable state laws and regulations. The Advisor has agreed to perform its duties and obligations to the Company and otherwise conduct its business and operations as if it were registered as an investment adviser with the SEC under the Advisers Act. Among other things, The Advisor has adopted a code of ethics and compliance policies and procedures that are comparable, in all material respects, with the compliance policies and procedures imposed on registered investment advisers. Nevertheless, the Advisor is not subject to either state or SEC inspections or the regulatory requirements, including restrictions on conflicts of interest, under state or federal laws and regulations that it would be subject to as a registered investment adviser.

The Advisor and its affiliates, including the Company’s officers and some of its directors, will face conflicts of interest caused by compensation arrangements with the Company and its affiliates, which could result in actions that are not in the best interests of Shareholders.

The Advisor and its affiliates will receive substantial fees from the Company in return for their services, and these fees could influence the advice provided to the Company. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by the Company, which allow the dealer manager to earn additional dealer manager fees and the Advisor to earn increased asset management fees. In addition, the decision to utilize leverage will increase the Company’s assets and, as a result, will increase the amount of management fees payable to the Advisor.

There may be conflicts of interest related to the obligations of the senior management and investment team of the Advisor to the Company’s affiliates and to other clients.

The members of the senior management and investment team of the Advisor serves or may serve as officers, directors, managers or principals of entities that operate in the same or a related line of business as the Company does, or of investment funds managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of Shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company relies on the Advisor to manage its day-to-day activities and to implement its investment strategy. The Advisor and certain of its affiliates may in the future be involved with activities which are unrelated to the Company. As a result of these activities, the Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they may become involved, including the management of other entities affiliated with the Advisor. The Advisor and its employees will devote only as much of its or their time to the Company’s business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

There may be conflicts of interest related to the allocation of investment opportunities among the Advisor or any of its affiliates.

Currently, the Advisor does not engage in market transactions where order aggregation may arise, as the Advisor does not presently have any client other than the Company but may have additional clients in the future that may have investment objectives similar to the Company’s.

Subject to certain 1940 Act restrictions on co-investments with affiliates, the Advisor may determine it appropriate for the Company and one or more other investment accounts managed by the Advisor or an affiliate to participate in an investment opportunity. For example, the Company generally will not be permitted to co-invest with certain entities affiliated with the Advisor in transactions originated by the Advisor or an affiliate unless it obtains an exemptive order from the SEC. Moreover, the Company is not permitted to co-invest alongside the Advisor or an affiliate. It presently does not have exemptive relief under the 1940 Act to engage in such co-investments. Consequently, any co-investments it makes with one or more accounts managed by the Advisor or an affiliate will be made in accordance with existing regulatory guidance and the allocation policies of the Advisor and its affiliates. The Advisor seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, the Company can offer no assurance that such opportunities will be allocated to it fairly or equitably in the short-term or over time. To the extent it is able to make co-investments with investment accounts managed by the Advisor or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. The Advisor will also utilize its allocation policies if the Company co-invests with other clients of the Advisor in transactions where price is the only negotiated point. However, there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable for it.

The time and resources that individuals employed by the Advisor devote to the Company may be diverted, and it may face additional competition due to the fact that individuals employed by the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that the Company targets.

Neither the Advisor nor individuals employed by the Advisor are prohibited from raising money for and managing another investment entity that makes the same types of investments as those the Company targets. As a result, the time and resources that these individuals may devote to the Company may be diverted. In addition, the Company may compete with any such investment entity for the same investors and investment opportunities.

The Company’s incentive fee may induce the Advisor to make speculative investments.

The incentive fee payable by the Company to the Advisor may create an incentive for it to make investments on the Company’s behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the Advisor will be determined may encourage it to use leverage to increase the return on the Company’s investments. In addition, the fact that the Company’s base management fee will be payable based upon its average monthly gross assets, which would include any borrowings for investment purposes, may encourage the Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of the Company’s common stock. Such a practice could result in the Company investing in more speculative securities than would otherwise be in its best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

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

As a result of the annual distribution requirement to qualify as a RIC, the Company may need to periodically access the capital markets to raise cash to fund new investments. It may issue “senior securities,” as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that the Company’s asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% upon receipt of certain approvals and subject to certain disclosure requirements) after such incurrence or issuance. The Company’s ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit its investment opportunities and reduce its ability in comparison to other companies to profit from favorable spreads between the rates at which it can borrow and the rates at which it can lend. As a BDC, therefore, it intends to issue equity continuously at a rate more frequent than its privately-owned competitors, which may lead to greater Shareholder dilution.

The Company may in the future borrow for investment purposes. If the value of its assets decline, it may be unable to satisfy the asset coverage test, which would prohibit it from paying distributions and could prevent it from continuing to qualify as a RIC. If it cannot satisfy the asset coverage test, it may be required to sell a portion of its investments and, depending on the nature of its debt financing, repay a portion of its indebtedness at a time when such sales may be disadvantageous.

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

The Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of a majority of the independent members of the Board of Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities will be its affiliate for purposes of the 1940 Act, and it will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board of Directors. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with its officers or directors or their affiliates. As a result of these restrictions, the Company may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by the Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to the Company.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If the Company uses leverage to partially finance its investments, through borrowing from banks and other lenders, Shareholders will experience increased risks of investing in its common stock. If the value of its assets increases, leverage would cause the net asset value attributable to its common stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause its net income to increase more than it would without the leverage, while any decrease in its income would cause net income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect its ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase the Company’s assets and, as a result, will increase the amount of management fees payable to the Advisor.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the Company’s debt investments. Accordingly, an increase in interest rates would make it easier for the Company to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Advisor with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

The Company will be subject to corporate-level income tax if it is unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, the Company must meet the following annual distribution, income source and asset diversification requirements:

●	The annual distribution requirement for a RIC will be satisfied if the Company distributes to its Shareholders on an annual basis at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because it may use debt financing, the Company is subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict it from making distributions necessary to satisfy the distribution requirement. If it is unable to obtain cash from other sources, it could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

●	The income source requirement will be satisfied if the Company obtains at least 90% of its income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

●	The asset diversification requirement will be satisfied if the Company meets certain asset diversification requirements at the end of each quarter of its taxable year. To satisfy this requirement, at least 50% of the value of its assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of its assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by the Company and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of RIC status once and if it is obtained. Because most of its investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause the Company to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require it to make taxable distributions to Shareholders to maintain its RIC status (if and once obtained) or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by the Company, it may be required to borrow money or dispose of other investments to be able to make distributions to Shareholders. These and other issues will be considered by the Company, to the extent determined necessary, in order that it minimize the level of any U.S. federal income or excise tax that it would otherwise incur.

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

ITEM 2. PROPERTIES

The principal offices of StHealth Capital Investment Corporation are located at 680 5th Avenue New York, NY, 21st Floor. The original lease agreement had a one-year term commencing August 15, 2019 and was subsequently renewed for another one year term on June 15, 2020. The expiration of the second term is now July 15, 2021. The rent is $10,500 per month. Management believes that with respect to its facilities, equivalent suitable space is available at similar rents.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the year ended December 31, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share.

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

Holders

As of July 22, 2021, there were 108 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

The following is a summary of transactions by us during the twelve months ended December 31, 2020 involving sales of our securities that were not registered under the Securities Act. Each sale was exempt from registration under either Section 4(2) of the Securities Act or Section 3(a)(9) of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends where required.

During the year ended December 31, 2019, the Company issued 3,033,564 shares of its common stock and received gross proceeds of approximately $5,691,000 for an average share price of $1.88. There were 10% commission cost and therefore net proceeds in cash were approximately $5,122,000.

During the year ended December 31, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net cash proceeds to the Company were $45,000.

Use of Proceeds from Sales of Unregistered Securities

During the year ended December 31, 2020, the Company deployed approximately $4,985,259 in several investments in portfolio companies, which are described below:

Portfolio Company	Security Type	Initial Close	Term (months)	Industry	Cost Basis	Carrying Value December 31, 2020
Orchestra BioMed	Preferred Stock	2018	N/A	BioMed	$2,550,000	$777,800
AzurRx BioPharma, Inc.	Convertible Note	2020	N/A	BioMed	330,714	$—
AzurRx BioPharma, Inc.	Warrants	2020	60	BioMed	169,286	442,550
AzurRx BioPharma, Inc.	Common Stock	2020	N/A	BioMed	—	676,294
Naha Health, LLC	Convertible Note	2020	N/A	BioMed	200,000	—
Other Trading Securities	Common Stock and Options	2020	N/A		4,285,259	276,055
					$7,535,259	$2,172,699

ITEM 6.  SELECTED FINANCIAL DATA

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2016 through 2020. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes.

	Year Ended December 31,
Statement of operations data	2020	2019	2018	2017	2016
Investment income	$30,040	$33,757	$139,264	$-	$-
Investment loss	$(1,304,224)	$(972,740)	$(42,455)	$(1,737,576)	$-
Realized and unrealized gain or (loss)	$(1,674,106)	$502,183	$362,192	$(4,914,237)	$-
Net decrease in net assets resulting from operations	$(2,978,330)	$(470,557)	$(42,455)	$(6,651,813)	$-
Net loss per basic and diluted shares	$(0.77)	$(0.20)	$(0.05)	$(9.75)	$-

	As of December 31,
Balance sheet data	2020	2019	2018	2017	2016
Investment securities	$2,172,699	$3,590,000	$1,437,817	$1,677,817	$-
Total assets	$3,140,160	$5,995,346	$1,463,233	$1,702,474	$100,000
Total liabilities	$554,685	$476,541	$595,901	$792,687	$1,500
Net asset value	$2,585,475	$5,518,805	$867,332	$909,787	$98,500

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2020 and December 31, 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward Looking Statements.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

•

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

•

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

•

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

As of December 31, 2020, $1.0 million or 44% of the Company’s investments were classified as Level 1, and $1.2 million or 56% of the Company’s investments were classified as Level 3.

Investment Valuation Process

The Company determines the net asset value of the investment portfolio each quarter. The Board of Directors will establish a valuation committee to assist it in establishing guidelines and making recommendations to the Board of Directors regarding the valuation of the investments. The valuation committee will be comprised of all of the Company’s independent directors and certain of the Advisor’s investment professionals.

Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, the Company expects that the Advisor will provide the Board of Directors with portfolio company valuations which will be based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, the Company intends to undertake a multi-step valuation process each quarter, as described below:

●	the Company’s quarterly valuation process will begin with the Advisor’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

●	preliminary valuation conclusions will then be documented and discussed with the valuation committee;

●	the valuation committee will review the preliminary valuation and the Advisor’s management team, together with the Company’s independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

●	the Board of Directors will discuss valuations and determine the fair value of each investment in the portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and any third-party valuation firm, if applicable.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Interest Income

Our interest income for the year ended December 31, 2020 was $30,040, compared to $33,757 for the year ended December 31, 2019.

Operating expenses

Our operating expenses for the year ended December 31, 2020 were $1,334,264, an increase of $327,763, or 33%, compared to $1,006,497 for the year ended December 31, 2019. Legal costs increased $89,101 to $412,064 due to an accrual for a settlement that was paid subsequent to the year ended December 31, 2020, and increased transactional services. Outside services increased by $168,862 to $278,601 as we engaged additional outside resources for finance and administrative support.

Management fee – related party

Our related party management fees for the year ended December 31, 2020 were $78,309, compared to $55,950 for the year ended December 31, 2019. Fees are based on average assets which increased during the year ended December 31, 2020.

Gain on Investment Valuation

Our total loss on investment for the year ended December 31, 2020 was $1,674,106, compared to gain on investment of $502,183 for the year ended December 31, 2019 (see Note 6). Losses were due to the revaluation of a certain investment by an independent advisory firm, and management’s determination of an investment to be of no value.

Net Decrease in Net Assets Resulting from Operations

As a result of the foregoing, for the year ended December 31, 2020, we recorded a net decrease in net assets resulting from operations of $2,978,330 compared to a net decrease in net assets resulting from operations of $470,557 for the year ended December 31, 2019.

Liquidity and Capital Resources

Operating Activities

During the year ended December 31, 2020, we used $1,448,759, of cash in operating activities primarily as a result of our net decrease in net assets resulting from operations of $2,978,330 offset by unrealized loss on investments of $1,699,184, depreciation of $13,809 and net decrease in operating assets and liabilities of $(158,344).

During the year ended December 31, 2019, we used $2,794,686, of cash in operating activities primarily as a result of our net decrease in net assets resulting from operations of $470,557 offset by gain on investments of $502,183, depreciation of $4,566 and net changes in operating assets and liabilities of $(1,826,512).

Investing Activities

During the year ended December 31, 2020, we used $3,779 in investing activities for purchase of fixed assets, as compared to $38,594 during the year ended December 31, 2019.

Financing Activities

During the year ended December 31, 2020, financing activities provided $45,000 in proceeds from the issuance of common stock, as compared to $5,122,030 during the year ended December 31, 2019.

Management’s Liquidity Plans

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

For the year ended December 31, 2019, the Company disclosed that there was substantial doubt as to its ability to continue as a going concern as a result of net decrease in net assets incurred of $0.5 million and its accumulated deficit of $7.2 million. However, management believes that the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to:

1.	Cash and marketable securities are available for operations of nearly $2 million. During the year ended December 31, 2020, the Company was able to maintain cash and marketable securities available for operations of nearly $2 million. This cash is available to offset the cash needs from the operations for the next 12 months operations. As of July 22, 2021 cash and marketable securities available for operations is $1.9 million.

2.	Limited need for operating capital. The Company has invested in equities for which additional capital is not required. Notwithstanding current book losses management is confident of its portfolio and its future prospects. The Company expects that future spending for the next 12 months operations will be well less than the cash it currently has available.

The focus on opportunities within its current portfolio and future spend against available working capital should alleviate any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.

Investment valuation risk

Because there is not a readily available market value for some of the investments in our portfolio, we value those portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of the management of our invested companies to assist in the valuation a portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” and “-Fair Value Measurements” as well as Note 6 to our financial statements for the year ended December 31, 2020, for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we do not fund any of our investments with borrowings, our net investment income is not affected by the difference between the rate at which we invest and the rate at which we borrow. If we do borrow money to support our investments, we intend to regularly measure our exposure to interest rate risk, and would determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

StHealth Capital Investment Corporation

December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
StHealth Capital Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of StHealth Capital Investment Corporation (the “Company”), including the schedules of investments, as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

August 9, 2021

STHEALTH CAPITAL INVESTMENT CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Current Assets
Current Assets
Investment securities, net	$2,172,699	$3,590,000
Cash	895,978	2,303,516
Prepaid expense	9,540	34,858
Other current assets	37,945	32,944
Total current assets	3,116,162	5,961,318
Property plant and equipment	23,998	34,028
Total assets	$3,140,160	$5,995,346

Liabilities and stockholders' equity
Liabilities:
Accounts payable	$307,870	$365,035
Accrued expenses	79,000	22,000
Accrued expenses - related party	167,815	89,506
Total liabilities	554,685	476,541

Net Asset Value	2,585,475	5,518,805

Commitments and contingencies

Composition of net assets
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 3,894,191 and 3,874,191 shares issued and outstanding, respectively	3,895	3,875
Additional paid-in capital	12,726,235	12,681,255
Accumulated deficit	(10,144,655)	(7,166,325)
Net assets	2,585,475	5,518,805
Net asset value per share of common stock	$0.66	$1.42

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Investment Income
Interest income	$ 30,040	$ 33,757	$ 139,268
Operating expenses
General and administrative	93,410	147,058	60,187
Rent	166,962	91,849	3,777
Management fee – related party	78,309	55,950	33,556
Legal	412,064	322,963	243,176
Outside services	278,601	109,739	110,767
Audit	83,000	82,500	15,000
Consulting	101,250	70,138	11,452
Other professional fees	120,668	126,300	66,000
Extinguishment of accounts payable	-	-	(362,192)
Total operating expenses	1,334,264	1,006,497	181,723

Net investment loss	(1,304,224)	(972,740)	(42,455)

Realized and unrealized gain (loss)
Net realized gain on investments	25,078	-	-
Net unrealized gain (loss) on asset valuation	(1,699,184)	502,183	-
Total net realized and unrealized gain (loss) on investments	(1,674,106)	502,183	-

Net decrease in net assets resulting from operations	$ (2,978,330)	$ (470,557)	$ (42,455)

Net decrease in net assets resulting from operations per common share - basic and diluted	$ (0.77)	$ (0.20)	$ (0.05)

Weighted average common shares outstanding - basic and diluted	3,892,111	2,346,379	840,627

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

	Common	Preferred	Common	Preferred	Additional	Accumulated
	Shares	Shares	Shares	Shares	Paid-in Capital	Deficit	Total
Balance - December 31, 2017	840,627	—	841	—	$7,562,259	$(6,653,313)	$909,787
Net decrease in net assets resulting from operations	—	—	—	—	—	(42,455)	(42,455)
Balance - December 31, 2018	840,627	—	841		$7,562,259	$(6,695,768)	$867,332
Sale of common stock	3,033,564	—	3,034	—	5,118,996	—	5,122,030
Net decrease in net assets resulting from operations	—	—	—	—	—	(470,557)	(470,557)
Balance - December 31, 2019	3,874,191	—	3,875	—	12,681,255	(7,166,325)	5,518,805
Sale of common stock	20,000	—	20	—	44,980	—	45,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(2,978,330)	(2,978,330)
Balance - December 31, 2020	3,894,191	—	$3,895	$—	$12,726,235	$(10,144,655)	$2,585,475

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORP.
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operations
Net investment loss	(1,304,224)	(972,740)	(42,455)
Net realized gain on investments	25,078	—	—
Net change in unrealized appreciation (depreciation) on investments	(1,699,184)	502,183	—
Net decrease in net assets resulting from operations	(2,978,330)	(470,557)	(42,455)

Capital share transactions
Sales of common stock	45,000	5,122,030	—
Net increase in net assets resulting from capital share transactions	45,000	5,122,030	—

Total increase (decrease) in net assets	(2,933,330)	4,651,473	(42,455)
Net assets at beginning of period	5,518,805	867,332	909,787
Net assets at end of period	$2,585,475	$5,518,805	$867,332

 See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows provided (used) by operating activities:
Net decrease in net assets resulting from operations	$(2,978,330)	$(470,557)	$(42,455)
Adjustments to reconcile net income (loss) to net cash:
Net unrealized loss (gain) on investment valuation	1,699,184	(502,183)	—
Net realized gain on investments	(25,078)	—	—
Depreciation	13,809	4,566	—
Extinguishment of accounts payable	—	—	(362,192)
Changes in operating assets and liabilities:
Cash paid for investment	(4,985,259)	(1,900,000)	(1,100,000)
Proceeds from sale of investment	4,751,632	250,000	1,250,000
Cash from restructure of investment	—	—	90,000
Prepaid expenses	25,318	(24,208)	6,988
Other current assets	(28,179)	(32,944)	—
Accounts payable	(57,165)	(117,209)	106,749
Accrued liabilities	57,000	(58,101)	25,101
Accrued expenses - related party	78,309	55,950	33,556
Cash provided (used) by operating activities	(1,448,759)	(2,794,686)	7,747

Cash flows used by investing activities:
Purchase of fixed assets	(3,779)	(38,594)	—
Cash used by investing activities	(3,779)	(38,594)	—

Cash flows from financing activities:
Proceeds from sale of common stock	45,000	5,122,030	—
Cash provided by financing activities	45,000	5,122,030	—

Net increase (decrease) in cash	(1,407,538)	2,288,750	7,747
Cash, beginning of period	2,303,516	14,766	7,019
Cash, end of period	$895,978	$2,303,516	$14,766

Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Supplemental schedule of noncash financing and investing activities:
Accrued interest’s conversion into investment	$23,178	$—	$—

See accompanying notes to financial statements.

STHEALTH CAPITAL INVESTMENT CORP.
SCHEDULES OF INVESTMENTS

As of December 31, 2019
Portfolio Investments	Cost	Value
Equity
Orchestra BioMed, Inc., Preferred Stock Series B	$ 1,100,000	$ 1,650,000
Orchestra BioMed, Inc., Preferred Stock Series B-1	900,000	900,000
AzurRx BioPharma, Inc., Common Stock	1,000,000	1,040,000
Total	$ 3,000,000	$ 3,590,000

As of December 31, 2020
Portfolio Investments	Cost	Value
Orchestra BioMed, Inc., Preferred Stock Series B	$ 1,100,000	$ 473,000
Orchestra BioMed, Inc., Preferred Stock Series B-1	900,000	304,800
AzurRx BioPharma, Inc., Warrant	169,286	143,363
AzurRx BioPharma, Inc., Common stock, Preferred Stock and Warrant Series B	523,178	893,203
AzurRx BioPharma, Inc., Exchange Warrant	70,972	82,278
Other Trading Securities, Common Stock and Options	318,447	276,055
Total	$ 3,081,883	$ 2,172,699

StHealth Capital Investment Corporation

Notes to Financial Statements

Note 1. Nature of the Business

StHealth Capital Investment Corp (the “Company”), was incorporated under the general corporation laws of the State of Maryland on June 19, 2014. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for which it believes it qualified for as of January 2021 however has not yet filed documents with the IRS.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 946, Financial Services - Investment Companies.

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

Net Increase in Net Assets Resulting from Operations per Share: The net increase in net assets resulting from operations per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Revenue Recognition for Interest Income:  Revenue from investment securities such as interest income is recognized as earned on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. If interest payments are later received on non-accrual loans, then they are restored to accrual status when past due principal and interest are paid assuming in management’s judgment they are likely to remain current. Realized gains or losses on investments are determined by calculating the difference between the net proceeds from the disposition and the amortized cost basis of the investments, without regard to unrealized gains or losses previously recognized. Realized gains or losses on the sale of investments are calculated using the specific identification method. The Company reports changes in fair value of investments as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

Valuation of Portfolio Investments: The Company intends to determine the net asset value of its investment portfolio each quarter. The Board of Directors also reviews and approves the valuation for each period end. Securities that are publicly traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s Board of Directors - in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”).  Under Topic 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company may have various financial instruments that must be measured under the new fair value standard including cash, promissory notes payable. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company's cash is based on quoted prices and therefore classified as Level 1.

•	Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•	Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Cash, security deposit, prepaid expenses, accrued expenses and note payable reported on the balance sheet are estimated by management to approximate fair market value due to their short-term nature.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

Income Taxes: The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain its qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status (if and once obtained) each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company has concluded that it does not have any uncertain tax positions that meet the recognition of measurement criteria of ASC 740, Income Taxes, (“ASC 740”) for the current period. The Company believes it qualified for RIC status as of January 2021 however has not yet filed documents with the IRS.

Going Concern, Removal of Qualification: The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. As of December 31, 2020 and as of August 9, 2021, the date that our independent registered public accountant issued its report on our audited consolidated financial statements as of and for the year ended December 31, 2020, management reviewed its available cash and projected annual spend for normal operations of the Company. Upon review it was determined by management that available cash for normal operations was in excess of 12 months of anticipated spending for that same period from the date of the filing of this Report. Management believes that its cash and marketable securities available for operations of nearly $2 million and $1.9 million as of December 31, 2020 and July 22, 2021, and the limited need for operating capital, there is limited risk of it being unable to operate for 12 months from the date of this report. Notwithstanding current book losses management is confident of its portfolio and its future prospects.

Gain on Extinguishment of Accounts Payable: During the year ended December 31, 2018, the Company entered into a settlement agreement with Morris, Manning & Martin LLP, which settled accounts payable balance owed with 75,000 payment on and before May 6, 2019. As a result, the Company realized $362,192 as a gain on debt extinguishment.

New Accounting Pronouncements: In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which introduced new fair value disclosure requirements as well as eliminated and modified certain existing fair value disclosure requirements. ASU 2018-13 became effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a material impact on the Company’s disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3. Compensation of the Advisor

On August 7, 2018, the Company held its 2018 Annual Meeting of shareholders at which meeting the new Investment Advisory and Administrative Services Agreement by and between the Company and StHealth Capital Advisors was approved.

The Company will pay the Advisor a fee for its services under the New Advisory Agreement consisting of two components — a base management fee and an incentive fee based on the Company’s performance. The cost of both the base management fee payable to the Advisor and any incentive fees it earns will ultimately be borne by the Shareholders.

Base Management Fee. The base management fee will be payable quarterly in arrears and will be calculated at an annual rate of 2.0% of the Company’s average monthly gross assets during such period. The base management fee may or may not be taken in whole or in part at the discretion of the Advisor. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Advisor shall determine. The Investment Advisor intends to take its base management fee at the time one or more of the Company’s portfolio investments has a realized gain to align shareholder and Advisor interests. In the event that no portfolio investments result in a gain and the company suffers substancial losses, the Advisor may decide to waive its base management fee at its sole discretion. The base management fee for any partial month or quarter will be appropriately prorated.

During the years ended December 31, 2020, 2019 and 2018, the base management fee was accrued for the Advisor in the amounts of $78,309, $55,590 and 33,556, respectively. As of December 31, 2020, 2019 and 2018 the Advisor was owed $167,815, $89,506 and 33,556, respectively.

Incentive Fee. Under the New Advisory Agreement, the incentive fee consists of two parts. The first part, which the Company refers to as the subordinated incentive fee on interest or dividend income, will be calculated and payable quarterly in arrears based upon the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on interest or dividend income will be subject to a quarterly hurdle rate, or the rate of return that must be met before incentive fees are payable to the Advisor, expressed as a rate of return on adjusted capital for the most recently completed calendar quarter, of 0.496% (2.0% annualized), subject to a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to the Advisor under the New Advisory Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on interest or dividend income for each quarter is as follows:

●	No subordinated incentive fee on interest or dividend income is payable to the Advisor in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 0.496%;

●	100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 0.619% in any calendar quarter (2.5% annualized) is payable to the Advisor. The Company refers to this portion of its pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 0.619%) as the “catch-up.” The “catch-up” provision is intended to provide the Advisor with an incentive fee of 20.0% on all of the Company’s pre-incentive fee net investment income when its pre-incentive fee net investment income reaches 0.619% in any calendar quarter; and

●	20.0% of the amount of the pre-incentive fee net investment income, if any, that exceeds 0.619% in any calendar quarter (2.5% 10-Qized) is payable to the Advisor once the hurdle rate is reached and the catch-up is achieved (20.0% of all pre-incentive fee net investment income thereafter is allocated to the Advisor).

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

No incentive fee was earned for the year ended December 31, 2020, 2019 and 2018.

Note 4. Expense Reimbursement

The Company’s primary operating expenses will be the payment of advisory fees and other expenses under the New Advisory Agreement approved at the Shareholder’s Meeting on August 7, 2018, interest expense from financing facilities and other expenses necessary for its operations. Its investment advisory fee will compensate the Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing the Company’s investments. The Company will bear all other expenses of its operations and transactions, including (without limitation) fees and expenses relating to:

●	corporate and organization expenses relating to offerings of its common stock, subject to limitations included in the New Advisory Agreement;
●	the cost of calculating its net asset value, including the cost of any third-party pricing or valuation services;
●	the cost of effecting sales and repurchases of shares of its common stock and other securities;
●	investment advisory fees;
●	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
●	interest payments on the Company’s debt or related obligations;
●	research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g, telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

●	transfer agent, administrator and custodial fees;
●	fees and expenses associated with marketing efforts;
●	federal and state registration fees;
●	federal, state and local taxes;
●	fees and expenses of directors not also serving in an executive officer capacity for the Company or the Advisor;
●	costs of proxy statements, Shareholders’ reports, notices and other filings;
●	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
●	direct costs such as printing, mailing, long distance telephone and staff;
●	fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;
●	costs associated with the Company’s reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;
●	brokerage commissions for the Company’s investments;
●	costs associated with the Company’s chief financial officer and chief compliance officer; and
●	rent or depreciation, utilities, capital equipment or other costs of the Advisor’s own administrative items
●	all other expenses incurred by the Advisor, or the Company in connection with administering its business, including expenses incurred by the Advisor, in performing administrative services for the Company and administrative personnel paid by the Advisor, to the extent they are not controlling persons of the Advisor or any of its affiliates, subject to the limitations included in the New Advisory Agreement.

Subject to the limitations on reimbursement of the Advisor, the Corporation, either directly or through reimbursement to the Advisor, shall bear all other costs and expenses of its operations and transactions, including expenses deemed to be “organization and offering expenses” of the Corporation for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority, such expenses, exclusive of commissions, the dealer manager fee and any discounts, are hereinafter referred to as “Organization and Offering Expenses”; corporate and organizational expenses relating to offerings of shares of Common Stock, subject to limitations included in the Investment Advisor Agreement.

During the years ended December 31, 2020, 2019 and 2018, $116,856, $62,905 and $0 was paid to the advisor for expense reimbursement, respectively. During the year ended December 31, 2020, $116,856 related party fees are included in outside services on the face of statements of operations. During the year ended December 31, 2019, $39,899 related party fees are included in general and administrative expenses, and $22,406 are included in outside services, and $600 are included in consulting services fees on the face of statements of operations.

Note 5. Capital Raising

During the year ended December 31, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net cash proceeds to the Company were $45,000.

During the year ended December 31, 2019, the Company issued 3,033,564 shares of its common stock and received gross proceeds of approximately $5,691,000 for an average share price of $1.88. There were 10% commission cost and therefore net proceeds in cash were approximately $5,122,000.

There were no shares issued during the year ended December 31, 2018.

Note 6. Investments

Description of Investments

During the year ended December 31, 2020 and 2019, the Company deployed approximately $4,985,259 and $1,900,000 in proceeds from its public offering in several investments in portfolio companies, respectively, which are described below:

Portfolio Company		Security Type	Initial Close	Industry	Cost basis at inception ($)	Carrying value at 12/31/19 ($)	Carrying value at 12/31/20 ($)
Equity
Orchestra BioMed, Inc.		Preferred Stock Series B	5/10/18	BioMed	1,100,000	1,650,000	473,000
Orchestra BioMed, Inc.		Preferred Stock Series B-1	4/3/19	BioMed	900,000	900,000	304,800
AzurRx BioPharma, Inc.		Common Stock	7/18/19	BioMed	1,000,000	1,040,000	—
AzurRx BioPharma, Inc	.	Warrant	1/9/20	BioMed	169,286	—	143,363
AzurRx BioPharma, Inc.		Common stock, Preferred Stock and Warrant Series B	7/16/20	BioMed	523,178	—	893,203
AzurRx BioPharma, Inc.		Exchange Warrant	7/16/20	BioMed	70,972	—	82,278
Other Trading Securities		Common Stock and Options	1/17/20	Multiple	318,447	—	276,055
Total					$4,081,883	$3,590,000	$2,172,699

Current Status of Investments

 Orchestra BioMed Inc. (“Orchestra”)

On May 10, 2018, the Company purchased its initial investment of 220,000 shares of preferred stock series B of Orchestra at $5.00 per share price (“Series B Preferred”). The shares are convertible into common stock at any time on a 1-for-1 exchange, are eligible for a future 2-for-1 exchange pending 100% participation in a follow-on offering, automatically convert into common stock upon a firm commitment underwritten public offering of at least $16,000,000, can vote alongside common holders on an as-converted basis, have registration rights, no redemption right, have piggyback registration right, and do not pay a dividend. Upon any liquidation, dissolution or winding up of the Company, the holders of Series B Preferred shall be entitled to receive, in preference to the shares of common stock or other junior securities of the Company, the stated value of $5.00 per share of Series B Preferred, and thereafter shall participate on an as converted basis pro-rata with the holders of common stock in any further distributions. In March 2019, Orchestra announced 1-for-2 reverse split, as a result, 220,000 shares of the preferred stock currently held are convertible into 110,000 shares of common stock.

On April 3, 2019, the Company revalued the 110,000 shares of Series B Preferred it held (220,000 originally purchased, 110,000 post split as noted above) at a value of $15.00 per share, and recorded a $550,000 increase in value as unrealized gain on asset valuation. On December 31, 2020, a non-affiliated specialist revalued the shares of Series B Preferred at a reduced value of $4.30 per share and the Company recorded a $1,177,000 decrease in value as an unrealized loss on asset valuation.

On April 3, 2019, the Company purchased 60,000 Series B-1 Preferred shares of Orchestra Biomed (OBIO) at $15.00 per share (“Series B-1 Preferred”). The shares are convertible into common stock at any time on a 1-for-1 exchange, are eligible for a future 2-for-1 exchange pending 100% participation in a follow-on offering, automatically convert into common stock upon a firm-commitment underwritten public offering of at least $16,000,000, can vote alongside common holders on an as-converted basis, no redemption right, havepiggyback registration rights and do not pay a dividend. Upon any liquidation, dissolution or winding-up of the Company, the holders of Series B-1 Preferred shall be entitled to receive, in preference to the shares of common stock or other junior securities of the Company, the stated value of $15.00 per share of Series B-1 Preferred, and thereafter shall participate on an as- converted basis pro-rata with the holders of Common Stock in any further distributions.

On December 31, 2020, based on a third-party specialist’s valuation report the Company revalued the shares of Series B-1 Preferred at a fair value of $304,800 and recorded a $595,200 decrease in value as an unrealized loss on asset valuation.

AzurRx BioPharma, Inc.

In July 2019, the Company purchased 1,000,000 shares of common stock of AzurRx Biopharma, Inc. (NASDAQ: AZRX). During the year ended December 31, 2019 the Company recorded a $40,000 unrealized gain. During the year ended December 31, 2020, the Company sold all common shares for $607,161, recorded an unrealized loss of $40,000 and realized a loss of $392,839.

On January 9, 2020 the Company purchased from AZRX a convertible note in the amount of $500,000 which is convertible into 515,464 shares of AZRX common stock. The convertible note matures on September 20, 2020 and accrues interest at a rate of 9% per annum. The $500,000 notional amount of convertible note comes with warrants to purchase an additional 257,732 shares of AZRX common stock, equal to 50% of the shares underlying the convertible note. The warrant expiry is December 20, 2024. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a price of $0.97 per share, and the warrants have an exercise price of $1.07 per share.

The convertible note is classified available for sale according to ASC 320 Investments—Debt and Equity Securities. At the time of purchase, the fair value of the convertible note was determined to be $330,714 using allocation of proceeds and the beneficial conversion feature were determined to be $231,959.

The note was exchanged for preferred stock during the year ended December 31, 2020. Prior to the exchange, the fair value of the convertible note was determined to be $500,000 including beneficial conversion of $0. The fair value of warrants was determined to be $169,286 using Black-Scholes method on the date of purchase. On December 31, 2020, the fair value of the warrants was $143,363. During the year ended December 31, 2020, the unrealized loss on these securities was $25,923 and the realized gain was $169,286.

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

On the date of exchange the fair value of the 67.945205 shares of Series B Convertible Preferred Stock and Series B Warrants was determined to be $523,178 using fair market value $523,178. During the year ended December 31, 2020, There was no realized gain or loss recorded associated with the exchanged convertible note.

Also, on the date of the exchange the Exchange Warrant was valued at $70,972 using the Black-Scholes method and has been recorded as a realized gain during the year ended December 31, 2020, and the fair value was $82,278 as of December 31, 2020. During the year ended December 31, 2020, the unrealized gain on these warrants was $11,306.

Conversion of AzurRx BioPharma, Inc. Series B Convertible Preferred Stock

On October 29, 2020 the Company elected to convert 67.945205 shares of AZRX Series B Convertible Preferred Stock into 679,452 shares of AZRX common stock, along with an additional 17,758 shares of common stock related to unpaid dividends earned in the amount of $13,674, for a total of 693,126 common shares of AZRX common stock.

During the year ended December 31, 2020, the Company recorded $370,025 unrealized gain for Preferred Stock series B warrants, and converted common stock during the year. During the year ended December 31, 2020, interest income from AZRX note receivable was $23,178.

Naha Health, LLC

In May 2020, the Company purchased from Naha Health, LLC (“Naha”) a convertible promissory note in the amount of $200,000 at a conversion price of $41.67 per Common Membership Interest. The fair value of the conversion feature was not determinable, since Naha is a privately-held company. The convertible note matures on its fourth anniversary and accrues interest at a rate of 6% per annum. The note was recorded at cost of $200,000 at purchase date. During the year ended December 31, 2020, the Company entered into two amendments with Naha Health, LLC, in which the Company has been planning to fund an additional $200,000 by November 30, 2020, which funding never occurred however the Company was credited with its value based on an agreement with Naha.

The Company was unable to verify certain financial data of Naha and determined that the fair value of the note should be revalued to zero at the reporting date of December 31, 2020. During the year ended December 31, 2020, the interest income of $7,956 under this note was revalued to zero at December 31, 2020.

Other Trading Securities

Investments in other trading securities at fair value consisted of the following at December 31, 2020 and the unrealized gain and loss during the year ended December 31, 2020:

	Cost	Unrealized Gain (Loss)	Fair Value
Common stocks	$344,995	$(50,326)	$294,669
Options	(26,548)	7,934	(18,614)
Total other trading securities, at fair value	$318,447	$(42,392)	$276,055

The Company realized a net gain of $177,659, with $88,129 from common stock portfolio and $89,530 from option portfolio, from other trading securities sold during the year ended December 31, 2020.

Note 7. Income Tax

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are summarized below.

	2020	2019
Net operating loss carryforward	$1,902,182	$1,654,143
Unrealized loss	274,929	--
Total deferred tax assets	2,177,110	1,654,143
Valuation allowance	(2,177,110)	(1,654,143)
Net deferred tax asset	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020 and 2019, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2020 and 2019 due to the losses incurred during such periods. The Company’s federal and state tax returns for the 2018 through 2020 tax years generally remain subject to examination by U.S. and various state authorities.

At December 31, 2020 and 2019, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $9.1 million and $7.9 million, respectively, which, if not utilized earlier, expire through 2038.

Note 8. Subsequent Events

Subsequent to the period ended December 31, 2020 the Company entered into a Third Amended Convertible Promissory Note with Naha whereby the Company committed an additional $13,000 in new funds to Naha, in return Naha agreed to repay the Company a total of $700,000.

Subsequent to the period ended December 31, 2020 the Company entered into a settlement agreement with a third party for $50,000 to resolve a legal matter.

Subsequent to the period ended December 31, 2020 the Company exercised a warrant for 257,732 common shares of AZRX in return for payment of $275,773 in cash for the exercise of this warrant.

Subsequent to the period ended December 31, 2020 the Company purchased 1,200 shares of Preferred stock of DASH THERAPEUTICS INC, for $50,000 at $41.67 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of December 31, 2020. Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited levels of multiple reviews among those tasked with preparing the financial statements, resulting in the need for adjustments.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of July 22, 2021. Each director serves until removed or resigns, or a successor is elected. Officers serve at the discretion of the Board and subject to any employment agreements as set forth below.

Name	Age	Position(s)
Derek Taller	50	Interested Director, Chief Executive Officer, Interim Chief Financial Officer, President, Treasurer and Secretary
Jeff Davi	53	Independent Director
Anthony U. Bertolami	64	Independent Director
Hayley Lowe	34	Chief Compliance Officer

Biographical information for our directors and executive officers is provided below. There are no family relationships between any of our executive officers or directors.

Derek Taller, Ph.D. - Director, Chief Executive Officer, President, Interim CFO

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

Anthony U. Bertolami - Independent Director

Mr. Bertlomi was employed by Commerce Street Holdings from November 2016 to October 2017, and beginning October 2017 has been self employed. Mr. Bertolami has worked in the financial services industry since 1987 and is the founder of AUB Investments, an investment group based in Dallas, Texas. The firm manages family assets and raises capital for early stage companies in the technology and healthcare sectors. Prior to that he worked on a special project basis for Commerce Street Capital in Dallas, assisting with specific capital raising projects for technology companies. Mr. Bertolami has also worked with a number of Investment Banks where he acted as Head of Sales or directed teams focused on Healthcare and Technology public company investing. Those investment banks have included: Summer Street, First Albany, and Piper Jaffray, where his focus was to assist in capital markets transactions for emerging growth com-panies utilizing a multidisciplinary approach and assisting hundreds of companies achieve their financing goals. Before 1987, Mr. Bertolami held Product Management positions with International Paper Co and Container Corporation of America where he helped develop and guide product development and branding opportunities that evolved to core product solutions.

Mr. Bertolami holds numerous securities licenses. Mr. Bertolami and his family reside in Dallas, Texas where he attended Southern Methodist University.

Hayley Lowe - Chief Compliance Officer

Effective as of March 31, 2021, Hayley Lowe was appointed Chief Legal Counsel and Chief Compliance Officer of the Company. Ms. Lowe most recently served as Principal Court Attorney to the Honorable Marcy S. Friedman (New York Supreme Court, New York County – Commercial Division) from January 2020 until January 2021, upon the Justice’s retirement. Ms. Lowe was previously in private practice as a litigation associate at the following firms: Loewinsohn Deary Simon Ray LLP (August 2017 to January 2018); Gardere Wynne Sewell LLP (now Foley & Lardner LLP) (March 2017 to August 2017); and Amini LLC (July 2013 to May 2016). Ms. Lowe has significant experience handling a range of complex commercial matters, including in the financial services industry.

Ms. Lowe received her J.D. in 2013 from Fordham University School of Law and her Bachelor’s Degree in Political Science from the University of Colorado, Boulder in 2009. Ms. Lowe is a member in good standing of the Bars of the States of New York and Texas.

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

Committees; Audit Committee Financial Expert

The Board of Directors has the following committees:

Audit Committee

The audit committee is responsible for selecting, engaging and discharging the independent accountants, reviewing the plans, scope and results of the audit engagement with the independent accountants, approving professional services provided by the independent accountants (including compensation therefor), reviewing the independence of the independent accountants and reviewing the adequacy of the Company’s internal controls over financial reporting. The members of the audit committee are Anthony Bertolami and Jeff Davi, each of whom is independent. Currently the committee has not nominated a member to serve as the chairman of the audit committee. The Board of Directors has determined that Mr. Grant is an “audit committee financial expert” as defined under SEC rules.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee selects and nominates directors for election by Shareholders, selects nominees to fill vacancies on the Board of Directors or a committee thereof, develops and recommends to the Board of Directors a set of corporate governance principles and oversees the evaluation of the Board of Directors. The nominating and corporate governance committee considers candidates suggested by its members and other directors, as well as the Company’s management and Shareholders. A Shareholder who wishes to recommend a prospective nominee for the Board of Directors must provide notice to the Company’s corporate secretary in accordance with the requirements set forth in its bylaws. The members of the nominating and corporate governance committee are Jeff Davi and Anthony Bertolami, each of whom is independent. Currently the committee has not nominated a member to serve as chairman of the nominating and corporate governance committee.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent stockholders were met.

Code of Ethics

The Company and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Advisor or by individuals who were contracted by the Company or by the Advisor to work on behalf of the Company, pursuant to the terms of the Advisory Agreement. Each of the Company’s executive officers is an employee of the Advisor or an outside contractor, and the Advisor manages the day-to-day investment operations and administration of the Company’s portfolio. In addition, the Company will reimburse the Advisor for the Company’s allocable portion of expenses incurred by the Advisor in performing its obligations under the New Advisory Agreement.

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

In addition, the Company could incur the compensation and benefits costs of its officers and other employees and consultants that are being paid by the Advisor or its affiliates. In addition, it may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute Shareholders’ investment in the Company. The Company cannot reasonably estimate the amount of fees it would save or the costs it would incur if it became self-managed. If the expenses it assumes as a result of an internalization are higher than the expenses it avoids paying to the Advisor, its earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to Shareholders and the value of the Company’s shares. As it is currently organized, it does not have any employees. If it elects to internalize its operations, it would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

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

DIRECTOR COMPENSATION

The Company’s directors who do not also serve in an executive officer or interested director capacity for the Company, the Advisor, any dealer manager, or who are otherwise affiliated therewith, will be entitled to receive annual cash retainer fees, fees for attending in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on the Company’s net assets as of the end of each fiscal quarter. These directors are Jeff Davi and Anthony U. Bertolami. Amounts payable under the arrangement will be determined and paid quarterly in arrears as follows:

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

The Company will not pay compensation to directors who also serve in an executive officer or interested director capacity for the Company, the Advisor, any dealer manager or who are otherwise affiliated therewith.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 22, 2021, there were 3,894,191 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding common shares as of July 22, 2021 by (i) each person who owns beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. The shares listed include as to each person any shares that such person has the right to acquire within 60 days from the date hereof. Except as otherwise indicated, each such person has sole investment and voting power with respect to such shares, subject to community property laws where applicable.

SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)
Derek Taller	—	*
Hayley Lowe	—	*
Jeff Davi	—	*
Anthony U. Bertolami	—	*
All directors and named executive officers as a group (4 individuals)	—	*
5% or More Shareholders
Donald E Garlikov	512,800	13.17%
Scarabbaeus Master Fund LTD	299,990	7.70%
Union Bancaire Privee	250,000	6.42%
Robert W & Brenda E Tully JTWROS	233,333	5.99%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by Malone Bailey LLP (“Malone Bailey”), our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended December 31, 2020 and December 31, 2019. The following table sets forth the aggregate fees billed or expected to be billed by Malone Bailey for audit and non-audit services in 2020 and 2019, including “out-of-pocket” expenses incurred in rendering these services. The nature of services provided for each category is described following the table.

	Year Ended 2020	Year Ended 2019
Audit fees	$83,000	$82,500
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$83,000	$82,500

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

(b) The following documents are filed as exhibits to this Annual Report on Form 10-K:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

StHealth Capital Investment Corp.
Date: August 9, 2021
	By:	/s/ Derek Taller
Derek Taller Chief Executive Officer, Interim Chief Financial Officer

