Form 10-Q
period 2021-03-31
StHealth Capital Investment Corp
filed 2021-11-19
CIK 1617572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-01137

STHEALTH CAPITAL INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Maryland	47-1709055
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

680 5th Avenue New York, NY, 21st Floor	10019
(Address of Principal Executive Offices)	(Zip Code)

212-601-2769
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock	n/a	Registrant is non-traded business development company. Common stock is not registered on any exchange.
Preferred stock	n/a	Registrant is non-traded business development company. Preferred stock is not registered on any exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☑

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

Yes ☐ No ☑

As of November 15, 2021, the Company had 4,304,191 shares of its common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	F-1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	F-19

Item 4. Controls and Procedures	F-20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	F-20

Item 1A. Risk Factors	F-20

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	F-20

Item 3. Defaults Upon Senior Securities	F-20

Item 4. Mine Safety Disclosures	F-21

Item 5. Other Information	F-21

Item 6. Exhibits	F-21

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

StHealth Capital Investment Corp

Three Months Ended March 31, 2021 and 2020

StHealth Capital Investment Corp.
Condensed Balance Sheets

	As of	As of
	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Investment securities, net	$1,405,000	$2,173,000
Cash and cash equivalents	1,628,000	896,000
Prepaid expenses	7,000	10,000
Other current assets	39,000	37,000
Total current assets	3,079,000	3,116,000

Property and equipment, net	20,000	24,000
Total assets	3,099,000	3,140,000

Current Liabilities
Accounts payable	262,000	308,000
Accrued expenses	80,000	79,000
Accrued expenses – related party	179,000	168,000
Total Current liabilities	521,000	555,000

Net assets	$2,578,000	$2,585,000

Commitments and contingencies	—	—

Composition of net assets
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 3,894,191and 3,894,191 shares issued and outstanding, respectively	4,000	4,000
Additional paid-in capital	12,726,000	12,726,000
Accumulated deficit	(10,152,000)	(10,145,000)
Net assets	2,578,000	2,585,000
Net asset value per share of common stock	$0.66	$0.66

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Operations
For the Three Months Ended March 31,

	2021	2020
Investment Income
Interest income	$—	$16,000

Operating expenses
Professional fees	257,000	176,000
Management fee – related party	11,000	20,000
General and administrative	78,000	66,000
Total operating expenses	346,000	262,000

Net investment loss	(346,000)	(246,000)

Realized and unrealized gain (loss) on investments
Net realized gain on investments	21,000	—
Net unrealized gain (loss) on investments	318,000	(646,000)
Total net realized and unrealized gain (loss) on investments	339,000	(646,000)

Net decrease in net assets resulting from operations	$(7,000)	$(892,000)

Net decrease in net assets resulting from operations per common share - basic and diluted	$(0.00)	$(0.23)

Weighted average common shares outstanding - basic and diluted	3,894,191	3,885,836

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2021 and 2020

	Preferred stock		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2020	—	$—	3,894,191	$4,000	$12,726,000	$(10,145,000)	$2,585,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(7,000)	(7,000)
Balance, March 31, 2021	—	$—	3,894,191	$4,000	$12,726,000	$(10,152,000)	$2,578,000

	Preferred stock		Common stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	—	$—	3,874,191	$4,000	$12,681,000	$(7,166,000)	$5,519,000
Sale of common stock	—	—	20,000	—	45,000	—	45,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(892,000)	(892,000)
Balance, March 31, 2020	—	$—	3,894,191	$4,000	$12,726,000	$(8,058,000)	$4,672,000

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Changes in Net Assets
For the Three Months Ended March 31,

	2021	2020
Operations
Net investment loss	$(346,000)	$(246,000)
Net realized gain on investments	21,000	—
Net unrealized gain (loss) on investments	318,000	(646,000)
Net decrease in net assets resulting from operations	(7,000)	(892,000)

Capital share transactions
Sales of common stock	—	45,000
Net increase in net assets resulting from capital share transactions	—	45,000

Total decrease in net assets	(7,000)	(847,000)
Net assets at beginning of period	2,585,000	5,519,000
Net assets at end of period	$2,578,000	$4,672,000

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Cash Flows
For the Three Months Ended March 31,

	2021	2020
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(7,000)	$(892,000)
Adjustments to reconcile net decrease in net assets resulting from operations to net:
Net realized gain from the sale of investments	(21,000)	—
Net unrealized loss (gain) on investments	(318,000)	646,000
Depreciation expense	4,000	3,000
Changes in operating assets and liabilities:
Cash paid for purchase of investment	(1,477,000)	(1,058,000)
Cash received from sale of investment	2,584,000	—
Prepaid expenses	3,000	12,000
Other current assets	(2,000)	(15,000)
Accounts payable	(46,000)	(26,000)
Accrued expenses	1,000	(3,000)
Accrued expenses – related party	11,000	19,000
Net Cash Provided by (Used in) Operating Activities	732,000	(1,314,000)

Cash Flows from Investing Activities
Acquisition of property and equipment	—	(3,000)
Cash Used in Investing Activities	—	(3,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	45,000
Cash Provided by Financing Activities	—	45,000

Net increase (decrease) in Cash	732,000	(1,272,000)
Cash, beginning of period	896,000	2,304,000
Cash, end of period	$1,628,000	$1,032,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Schedules of Investments

	As of March 31, 2021 (Unaudited)
Portfolio Investments	Cost Basis	Value
Orchestra BioMed, Inc., Preferred Stock Series B	$1,100,000	$473,000
Orchestra BioMed, Inc., Preferred Stock Series B-1	900,000	305,000
First Wave BioPharma, Inc., Common stock	276,000	346,000
Other Trading Securities, Common Stock and Options	302,000	281,000
	$2,578,000	$1,405,000

	As of December 31, 2020
Portfolio Investments	Cost Basis	Value
Orchestra BioMed, Inc., Preferred Stock Series B	$1,100,000	$473,000
Orchestra BioMed, Inc., Preferred Stock Series B-1	900,000	305,000
First Wave BioPharma, Inc., Warrant	169,000	144,000
First Wave BioPharma, Inc., Common stock, Preferred Stock and Warrant Series B	523,000	893,000
First Wave BioPharma, Inc., Exchange Warrant	71,000	82,000
Other Trading Securities, Common Stock and Options	319,000	276,000
	$3,082,000	$2,173,000

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Notes to Unaudited Condensed Financial Statements
For the Three Months ended March 31, 2021 and 2020

Note 1 - Nature of the Business and Summary of Significant Accounting Policies

StHealth Capital Investment Corp. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 19, 2014. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for which it believes it qualified for as of January 2021 however has not yet filed documents with the IRS.

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

Unaudited Interim Financial Information: These unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2021, our results of operations for the three months ended March 31, 2021 and 2020, and our cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

Net Increase in Net Assets Resulting from Operations per Share: The net increase in net assets resulting from operations per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.

Valuation of Portfolio Investments: The Company intends to determine the net asset value of its investment portfolio each quarter. The Company’s Board of Directors also reviews and approves the valuation for each period end. Securities that are publicly traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s Board of Directors - in accordance with ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and ASC 820-10-50 details the disclosures that are required for items measured at fair value.

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

Revenue Recognition for Interest Income:  Revenue from investment securities such as interest income is recognized as earned on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. If interest payments are later received on non-accrual loans, then they are restored to accrual status when past due principal and interest are paid assuming in management’s judgment they are likely to remain current. Realized gains or losses on investments are determined by calculating the difference between the net proceeds from the disposition and the amortized cost basis of the investments, without regard to unrealized gains or losses previously recognized. Realized gains or losses on the sale of investments are calculated using the specific identification method. The Company reports changes in fair value of investments as a component of the net unrealized gain (loss) on investments in the Statements of Operations.

Going Concern, Removal of Qualification: The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern. As of March 31, 2021 and as of November 18, 2021, the date that our condensed financial statements as of and for the three months March 31, 2021 were published, management reviewed its available cash and projected annual spend for normal operations of the Company. Upon managements’ review it was determined that the available cash for normal operations was in excess of 12 months of anticipated spending for that same period from the date of the filing of this Report. Management believes that its cash and marketable securities available for operations of nearly $1,628,000 and $1,405,000 as of March 31, 2021, and the limited need for operating capital, there is limited risk of it being unable to operate for 12 months from the date this form 10-Q was published. Notwithstanding current book losses management is confident of its portfolio and its future prospects.

New Accounting Pronouncements: The Company’s management reviewed all recently issued accounting standard updates (“ASU’s”) not yet adopted by the Company, and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

Note 2. Compensation of the Advisor

The Company pays StHealth Capital Advisors (“Advisor”) a fee for its services under the investment advisory and administrative services agreement (“New Advisory Agreement”) consisting of two components — a base management fee and an incentive fee based on the Company’s performance. The cost of both the base management fee payable to the Advisor and any incentive fees it earns will ultimately be borne by the Shareholders.

Base Management Fee. The base management fee will be payable quarterly in arrears and will be calculated at an annual rate of 2.0% of the Company’s gross investments during such period. The base management fee may or may not be taken in whole or in part at the discretion of the Advisor. The base management fee for any partial month or quarter will be appropriately prorated.

During the three months ended March 31, 2021 and 2020, the base management fee was accrued for the Advisor in the amounts of $7,000 and $20,000, respectively.  During the three months ended March 31, 2021 and 2020, base management fee is included in management fee – related party on the face of statements of operations.

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

Incentive fee was accrued for the three months ended March 31, 2021 and 2020 amounted to $4,000 and nil, respectively. During the three months ended March 31, 2021 and 2020, incentive fee is included in management fee – related party on the face of statements of operations.

As of March 31, 2021 and December 31, 2020, the Advisor was owed $179,000 and $168,000, respectively. This is recorded under Accrued expenses – related party in the balance sheets.

Note 3. Expense Reimbursement

The Company’s primary operating expenses will be the payment of advisory fees and other expenses under the New Advisory Agreement, interest expense from financing facilities and other expenses necessary for its operations. The investment advisory fee will compensate the Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing the Company’s investments. The Company will bear all other expenses of its operations and transactions, including (without limitation) fees and expenses relating to:

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

During the three months ended March 31, 2021 and 2020, $70,000 and $10,000 was paid to the Advisor for expense reimbursement, respectively. During the three months ended March 31, 2021, expense reimbursements are included in professional fees on the face of statements of operations. During the three months ended March 31, 2020, expense reimbursements are included in general and administrative expenses on the face of statements of operations.

Note 4 - Capital Raising

There were no shares issued during the three months ended March 31, 2021.

During the three months ended March 31, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net cash proceeds to the Company were $45,000.

Note 5 - Investments

Description of Investments

During the three months ended March 31, 2021, the Company deployed approximately $1,477,000 in several investments in portfolio companies which are described below:

Portfolio Company	Security Type	Initial Close	Industry	Cost basis at inception ($)	Carry value at 12/31/20 ($)	Carry value at 3/31/21 ($)
Equity
Orchestra BioMed, Inc.	Preferred Stock Series B	5/10/18	BioMed	$1,100,000	$473,000	$473,000
Orchestra BioMed, Inc.	Preferred Stock Series B-1	4/3/19	BioMed	900,000	305,000	305,000
First Wave BioPharma, Inc.	Warrant	1/9/20	BioMed	169,000	144,000	—
First Wave BioPharma, Inc.	Warrant Series B	7/16/20	BioMed	523,000	893,000	—
First Wave BioPharma, Inc.	Common stock	2/9/21	BioMed	276,000	—	346,000
First Wave BioPharma, Inc.	Exchange Warrant	7/16/20	BioMed	71,000	82,000	—
Other Trading Securities	Common Stock and Options	1/17/20	Multiple	302,000	276,000	281,000
Total				$3,341,000	$2,173,000	$1,405,000

Current Status of Investments

Orchestra BioMed Inc. (“Orchestra”)

On December 31, 2020, a non-affiliated specialist revalued the shares of Series B Preferred at $473,000, a reduced value of $4.30 per share. The Company has determined that there is no change in the fair value of the shares of Series B Preferred as of March 31, 2021.

On December 31, 2020, based on a third-party specialist’s valuation report the Company revalued the shares of Series B-1 Preferred at a fair value of $305,000. Upon inquiry with Orchestra’s management, the Company has determined that there is no change in the fair value of the shares of Series B-1 Preferred as of March 31, 2021.

First Wave BioPharma Inc. (“First Wave”, formerly AzurRx BioPharma Inc.)

AzurRx BioPharma, Inc. changed its corporate name to First Wave BioPharma, Inc. and changed its ticker symbol to “FWBI” effective September 22, 2021.

In January 2021, an aggregate of 697,210 shares of First Wave with fair value of $676,000 as of December 31, 2020 were sold for an aggregate amount of $672,000. Realized loss of $4,000 is recognized in the unaudited statements of operations.

In February 2021, First Wave Warrants B and Warrants Exchange aggregating to 468,592 common stock warrants with fair value of $571,000 were exercised for 468,592 shares of common stock with $398,000 payment in cash. The common stock was later sold for an aggregate amount of $999,000. Realized gain of $30,000 and unrealized gain of $272,000 is recognized in the unaudited statements of operations.

In February 2021, 257,732 First Wave warrants with fair value of $334,000 were exercised for 257,732 shares of common stock with $469,000 payment in cash. Realized loss of $141,000 and unrealized gain of $191,000 is recognized in the unaudited statements of operations.

As of March 31, 2021, the common shares’ fair value amounted to $346,000. For the three months ended March 31, 2021, the Company recognized an unrealized loss amounting to $124,000 from the change in market value of First Wave common shares.

Other Trading Securities

Investments in other trading securities at fair value consisted of the following at March 31, 2021 and the unrealized gain and loss during the three months ended March 31, 2021:

	Cost	Unrealized Loss	Fair Value
Common stocks	$341,000	$(9,000)	$332,000
Options	(39,000)	(12,000)	(51,000)
Total other trading securities, at fair value	$302,000	$(21,000)	$281,000

The Company realized a net gain of $136,000 and nil from other trading securities sold during the three months ended March 31, 2021 and 2020, respectively, which was recorded in net realized gain or loss in the unaudited statements of operations.

The table below summarizes the transactions for the three months ended March 31, 2021 and year ended December 31, 2020:

	March 31,	December 31,
	2021	2020
Balances at beginning of year	$2,173,000	$3,590,000
Additions	1,477,000	5,009,000
Sale of marketable securities	(2,584,000)	(4,752,000)
Change in fair value	339,000	(1,674,000)
Balances at end of year	$1,405,000	$2,173,000

Additions for December 31, 2020 includes $24,000 accrued interest that were converted into investment.

Note 6 - Subsequent events

Subsequent to the period ended March 31, 2021, the Company entered into a Third Amended Convertible Promissory Note with Naha whereby the Company committed an additional $13,000 in new funds to Naha, in return Naha agreed to repay the Company a total of $700,000.

Subsequent to the period ended March 31, 2021, the Company purchased 1,200 shares of Dash Therapeutics, Inc. Preferred stock for $50,000 at $41.67 per share.

Subsequent to period ended March 31, 2021, the Company sold the remaining 257,732 common shares held in First Wave for $240,000 at $0.93 per share

Subsequent to period ended March 31, 2021, the Company entered into a settlement agreement with a third party for $50,000 to resolve a legal matter.

Subsequent to period ended March 31, 2021, the Company is authorized to commence a private placement with targeted offering amount of $5,000,000. As of November 15, 2021, 410,000 shares of common stock at $2.50 per share were subscribed for a total amount of $1,025,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to StHealth Capital Investment Corp.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the COVID-19 pandemic;
•	the ability of StHealth Capital Advisors LLC (our “Investment Advisor”) to locate suitable investments for us and to monitor and administer our investments;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the timing of cash flows, if any, from the operations of the companies in which we invest;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the ability of the companies in which we invest to achieve their objectives, including as a result of the current COVID-19 pandemic;
•	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•	the adequacy, availability and pricing of our financing sources and working capital;
•	actual or potential conflicts of interest with the Investment Advisor and its affiliates;
•	our contractual arrangements and relationships with third parties;
•	interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and
•	the risks, uncertainties and other factors we identify elsewhere in this quarterly report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2021	2020

Net cash from operating activities	$732,000	$(1,314,000)
Net cash from investing activities	—	(3,000)
Net cash from financing activities	—	45,000
Increase (decrease) in Cash during the Period	732,000	(1,272,000)
Cash, Beginning of Period	896,000	2,304,000
Cash, End of Period	$1,628,000	$1,032,000

Operating Activities

During the three months ended March 31, 2021, our cash provided by operations was $732,000 compared to cash used in operation of $1,314,000 for the three months ended March 31, 2020. The cash provided from operations during the three months ended March 31, 2021 was due primarily to our cash received from sale of investments being greater than the cash used for the purchase of investments.

Investing Activities

There are no investing-related activities during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company used $3,000 for purchase of fixed assets.

Financing Activities

There are no financing-related activities during the three months ended March 31, 2021. During the three months ended March 31, 2020, financing activities provided $45,000 in proceeds from issuance of common stock.

Results of Operations

Three months Ended March 31, 2021 Compared to Three months Ended March 31, 2020

	Three Months Ended March 31,		2021 vs 2020 Change
	2021	2020	$	%
Investment Income
Interest income	$—	$16,000	$(16,000)	(100)%

Operating expenses
Professional fees	257,000	176,000	81,000	46%
Management fee – related party	11,000	20,000	(9,000)	(45)%
General and administrative	78,000	66,000	12,000	18%
Total operating expenses	346,000	262,000	84,000

Net investment loss	(346,000)	(246,000)	(100,000)

Realized and unrealized gain (loss) on investments
Net realized loss on investments	21,000	—	21,000	100%
Net unrealized gain on investments	318,000	(646,000)	964,000	(149)%
Total net realized and unrealized gain (loss) on investments	339,000	(646,000)	985,000

Net increase (decrease) in net assets resulting from operations	$(7,000)	$(892,000)	$(885,000)

Interest Income

Our interest income for the three months ended March 31, 2021 was nil, compared to $16,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company had no interest income producing investments.

Professional Fees

Our professional fee for the three months ended March 31, 2021 was $257,000, an increase of $81,000 or 46% as compared to $176,000 for the three months ended March 31, 2020. The increase in professional fees was primarily due to the increase in due diligence requirements needed for the Company’s compliance obligations to evaluate an increased number of investment opportunities.

Management fee – related party

Our related party management fee for the three months ended March 31, 2021 was $11,000, compared to $20,000 for the three months ended March 31, 2020. Management fee is calculated at an annual rate of 2% of the Company’s total investment plus an annual rate of 20% of the realized gains as of the reporting period. During the quarter ended March 31, 2021, the Company sold of investments which resulted to the decrease in the total investment on which management fees are calculated.

General and Administrative

Our general and administrative expense for the three months ended March 31, 2021 was $78,000, an increase of $12,000 or 18% as compared to $66,000 for the three months ended March 31, 2020. During the period ended March 31, 2021, the Company incurred expenses to set up an audio-visual conference system and improve the current IT system integration, email management and data room set up.

Net realized gain (loss) on investments

During the three months ended March 31, 2021, we realized $21,000 from the sale of investments in various portfolios. There were no sales transaction during the three months ended March 31, 2020.

Net unrealized gain (loss) on investments

Our net unrealized gain on investment for the three months ended March 31, 2021 was $318,000, compared to loss of $646,000 for the three months ended March 31, 2020. The overall increase in the investment valuation is due to the appreciation in the fair market value of the securities.

Net Decrease in Net Assets Resulting from Operations

As a result of the foregoing, for the three months ended March 31, 2021, we recorded a net decrease in net assets resulting from operations of $7,000 compared to a net decrease in net assets resulting from operations of $892,000 for the three months ended March 31, 2020.

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

As of March 31, 2021, $627,000 or 45% of the Company’s investments were classified as Level 1, and $778,000 or 55% of the Company’s investments were classified as Level 3.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Item 3.                Quantitative and Qualitative Disclosure About Market Risk

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

Item 4.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

We continue to work toward full remediation of these material weaknesses. We expect that the remediation of these material weaknesses in our internal control over financial reporting will remediate the weakness in our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. There has been no sale of unregistered equity securities during the three months ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2021.

STHEALTH CAPITAL INVESTMENT CORP.

By:	/s/Derek Taller
Derek Taller Chief Executive Officer and Acting Chief Financial Officer

Exhibit Number	Description
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Periodic Report by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)