Form 10-Q
period 2021-06-30
StHealth Capital Investment Corp
filed 2021-12-02
CIK 1617572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-01137

STHEALTH CAPITAL INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Maryland	47-1709055
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

680 5th Avenue New York, NY, 21st Floor	10019
(Address of Principal Executive Offices)	(Zip Code)

212-601-2769
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock	n/a	Registrant is non-traded business development company. Common stock is not registered on any exchange.
Preferred stock	n/a	Registrant is non-traded business development company. Preferred stock is not registered on any exchange.

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

Yes ☐ No ☑

As of December 1, 2021, the Company had 4,534,191 shares of its common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

StHealth Capital Investment Corp.

Three and Six Months Ended June 30, 2021 and 2020

StHealth Capital Investment Corp.
Condensed Balance Sheets

	As of	As of
	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Investment securities, net	$1,063,000	$2,173,000
Cash and cash equivalents	1,582,000	896,000
Prepaid expenses	2,000	10,000
Other current assets	39,000	37,000
Total current assets	2,686,000	3,116,000

Property and equipment, net	17,000	24,000
Total assets	2,703,000	3,140,000

Liabilities
Accounts payable	247,000	308,000
Accrued expenses	36,000	79,000
Accrued expenses – related party	185,000	168,000
Total liabilities	468,000	555,000

Net assets	$2,235,000	$2,585,000

Commitments and contingencies	—	—

Composition of net assets
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 3,894,191 shares issued and outstanding	4,000	4,000
Additional paid-in capital	12,726,000	12,726,000
Accumulated deficit	(10,495,000)	(10,145,000)
Net assets	2,235,000	2,585,000
Net asset value per share of common stock	$0.57	$0.66

The accompanying notes are an integral part of these unaudited condensed financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest income	$—	$14,000	$—	$30,000

Operating expenses
Professional fees	184,000	248,000	441,000	424,000
Management fee – related party	6,000	18,000	17,000	38,000
General and administrative	88,000	74,000	166,000	140,000
Total operating expenses	278,000	340,000	624,000	602,000

Net investment loss	(278,000)	(326,000)	(624,000)	(572,000)

Realized and unrealized gain (loss) on investments
Net realized loss on investments	(96,000)	(354,000)	(75,000)	(354,000)
Net unrealized gain on investments	19,000	707,000	337,000	61,000
Total net realized and unrealized gain (loss) on investments	(77,000)	353,000	262,000	(293,000)

Other income	12,000	—	12,000	—

Net increase (decrease) in net assets resulting from operations	$(343,000)	$27,000	$(350,000)	$(865,000)

Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.09)	$0.01	$(0.09)	$(0.22)

Weighted average common shares outstanding – basic and diluted	3,894,191	3,894,191	3,894,191	3,890,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2021 and 2020

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	—	$—	3,894,191	$4,000	$12,726,000	$(10,145,000)	$2,585,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(7,000)	(7,000)
Balance, March 31, 2021	—	—	3,894,191	4,000	12,726,000	(10,152,000)	2,578,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(343,000)	(343,000)
Balance, June 30, 2021	—	$—	3,894,191	$4,000	$12,726,000	$(10,495,000)	$2,235,000

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	—	$—	3,874,191	$4,000	$12,681,000	$(7,166,000)	$5,519,000
Sale of common stock			20,000	—	45,000	—	45,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(892,000)	(892,000)
Balance, March 31, 2020	—	—	3,894,191	4,000	12,726,000	(8,058,000)	4,672,000
Net increase in net assets resulting from operations	—	—	—	—	—	27,000	27,000
Balance, June 30, 2020	—	$—	3,894,191	$4,000	$12,726,000	$(8,031,000)	$4,699,000

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Changes in Net Assets
For the Six Months Ended June 30,

	2021	2020
Operations
Net investment loss	$(624,000)	$(572,000)
Net realized loss on investments	(75,000)	(354,000)
Net unrealized gain on investments	337,000	61,000
Other income	12,000	—
Net decrease in net assets resulting from operations	(350,000)	(865,000)

Capital share transactions
Sales of common stock	—	45,000
Net increase in net assets resulting from capital share transactions	—	45,000

Total decrease in net assets	(350,000)	(820,000)
Net assets at beginning of period	2,585,000	5,519,000
Net assets at end of period	$2,235,000	$4,699,000

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Cash Flows
For the Six Months Ended June 31,

	2021	2020
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(350,000)	$(865,000)
Adjustments to reconcile net decrease in net assets resulting from operations to net:
Net realized loss from the sale of investments	75,000	354,000
Net unrealized gain on investments	(337,000)	(61,000)
Gain on settlement of accounts payable	(12,000)	—
Depreciation expense	7,000	7,000
Changes in operating assets and liabilities:
Cash paid for purchase of investment	(2,864,000)	(1,836,000)
Cash received from sale of investment	4,236,000	1,273,000
Prepaid expenses	8,000	16,000
Other current assets	(2,000)	(28,000)
Accounts payable	(49,000)	(97,000)
Accrued expenses	(43,000)	—
Accrued expenses – related party	17,000	38,000
Net Cash Provided by (Used in) Operating Activities	686,000	(1,199,000)

Cash Flows from Investing Activities
Acquisition of property and equipment	—	(4,000)
Cash Used in Investing Activities	—	(4,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	45,000
Cash Provided by Financing Activities	—	45,000

Net increase (decrease) in Cash	686,000	(1,158,000)
Cash, beginning of period	896,000	2,303,000
Cash, end of period	$1,582,000	$1,145,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Schedules of Investments

	As of June 30, 2021 (Unaudited)
Portfolio Investments	Cost Basis	Value
Orchestra BioMed, Inc., Preferred Stock Series B	$1,100,000	$473,000
Orchestra BioMed, Inc., Preferred Stock Series B-1	900,000	305,000
Other Trading Securities, Common Stock and Options	274,000	285,000
	$2,274,000	$1,063,000

	As of December 31, 2020
Portfolio Investments	Cost Basis	Value
Orchestra BioMed, Inc., Preferred Stock Series B	$1,100,000	$473,000
Orchestra BioMed, Inc., Preferred Stock Series B-1	900,000	305,000
First Wave BioPharma, Inc., Warrant	169,000	144,000
First Wave BioPharma, Inc., Common stock, Preferred Stock and Warrant Series B	523,000	893,000
First Wave BioPharma, Inc., Exchange Warrant	71,000	82,000
Other Trading Securities, Common Stock and Options	319,000	276,000
	$3,082,000	$2,173,000

The accompanying notes are an integral part of these unaudited financial statements.

StHealth Capital Investment Corp.
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months ended June 30, 2021

Note 1 – Nature of the Business and Summary of Significant Accounting Policies

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

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 946, Financial Services – Investment Companies.

Unaudited Interim Financial Information: These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In our opinion, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2021, our results of operations for the three and six months ended June 30, 2021 and 2020, and our cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

Valuation of Portfolio Investments: The Company intends to determine the net asset value of its investment portfolio each quarter. The Company’s Board of Directors also reviews and approves the valuation for each period end. Securities that are publicly traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s Board of Directors – in accordance with ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company may have various financial instruments that must be measured under the new fair value standard including cash, promissory notes payable. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

●	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

●	Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

●	Level 3 – Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Cash, security deposit, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair market value due to their short-term nature.

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

Going Concern, Removal of Qualification: The Company’s financial statements have been prepared assuming that it will continue as a going concern. As of June 30, 2021 and as of December 1, 2021, the date that our financial statements for the three and six months ended June 30, 2021 were published, management reviewed its available cash and projected annual spend for normal operations of the Company. Upon managements’ review it was determined that the available cash for normal operations was in excess of 12 months of anticipated spending for that same period from the date of the filing of this Report. Management believes that its cash and marketable securities available for operations of nearly $1,582,000 and $1,063,000 as of June 30, 2021, and the limited need for operating capital, there is limited risk of it being unable to operate for 12 months from the date this form 10-Q was published. Notwithstanding current book losses management is confident of its portfolio and its future prospects.

New Accounting Pronouncements: Changes to accounting principles are established by the Financial Accounting Standards Board’s (“FASB”) in the form of Accounting Standards Update (“ASU”) to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof.

The Company reviewed all recently issued pronouncement in 2021, but not yet effective, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

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

During the three and six months ended June 30, 2021, base management fee in the amounts of $6,000 and $13,000, was accrued for the Advisor. During the three and six months ended June 30, 2020, the Company accrued base management fee of $18,000 and $38,000, respectively. Base management fee is included in management fee – related party on the face of statements of operations.

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

Incentive fee amounting to nil and $4,000 was accrued for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, there was no accrual for incentive fee. Incentive fee is included in management fee – related party on the face of statements of operations.

As of June 30, 2021 and December 31, 2020, the Advisor was owed $185,000 and $168,000, respectively. This is recorded under Accrued expenses – related party in the balance sheets.

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

During the three and six months ended June 30, 2021, $40,000 and $110,000 was paid to the Advisor for expense reimbursements. The Company paid expense reimbursements amounting to $48,000 and $58,000 for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021, expense reimbursements are included in professional fees on the face of statements of operations. During the three and six months ended June 30, 2020, expense reimbursements are included in general and administrative expenses on the face of statements of operations.

Note 4 – Capital Raising

There were no shares issued during the six months ended June 30, 2021.

During the six months ended June 30, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net cash proceeds to the Company were $45,000.

Note 5 – Investments

Description of Investments

During the six months ended June 30, 2021, the Company deployed approximately $2,864,000 in several investments in portfolio companies which are described below:

Portfolio Company	Security Type	Initial Close	Industry	Cost basis at inception ($)	Carry value at 12/31/20 ($)	Carry value at 6/30/21 ($)
Equity
Orchestra BioMed, Inc.	Preferred Stock Series B	5/10/18	BioMed	$1,100,000	$473,000	$473,000
Orchestra BioMed, Inc.	Preferred Stock Series B-1	4/3/19	BioMed	900,000	305,000	305,000
First Wave BioPharma, Inc.	Warrant	1/9/20	BioMed	169,000	144,000	—
First Wave BioPharma, Inc.	Warrant Series B	7/16/20	BioMed	523,000	893,000	—
First Wave BioPharma, Inc.	Exchange Warrant	7/16/20	BioMed	71,000	82,000	—
First Wave BioPharma, Inc.	Common stock	2/9/21	BioMed	276,000	—	—
Naha Health LLC Convertible Note	Convertible Note	5/4/20	BioMed	213,000	—	—
Other Trading Securities	Common Stock and Options	1/17/20	Multiple	274,000	276,000	285,000
Total				$3,526,000	$2,173,000	$1,063,000

Current Status of Investments

Orchestra BioMed Inc. (“Orchestra”)

On December 31, 2020, a non-affiliated specialist revalued the shares of Series B Preferred at $473,000, a reduced value of $4.30 per share. The Company has determined that there is no change in the fair value of the shares of Series B Preferred as of June 30, 2021.

On December 31, 2020, based on a third-party specialist’s valuation report the Company revalued the shares of Series B-1 Preferred at a fair value of $305,000. Upon inquiry with Orchestra’s management, the Company has determined that there is no change in the fair value of the shares of Series B-1 Preferred as of June 30, 2021.

First Wave BioPharma Inc. (“First Wave”, formerly AzurRx BioPharma Inc.)

AzurRx BioPharma, Inc. changed its corporate name to First Wave BioPharma, Inc. (“First Wave”) and changed its ticker symbol to “FWBI” effective September 22, 2021.

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

During the first quarter of 2021, unrealized loss of $124,000 was recognized for the 257,732 remaining shares of common stock in the unaudited statements of operations. In April 2021, the Company sold the 257,732 remaining shares of common stock with fair value of $346,000 for $240,000. Net realized loss amounted to $106,000 is recognized in the unaudited statements of operations. As of June 30, 2021, the Company does not hold any investments in First Wave.

Naha Health LLC

In May 2020, the Company purchased from Naha Health LLC a convertible promissory note in the amount of $200,000 at a conversion price of $39.58 per common membership interest. The fair value of the conversion feature was not determinable since Naha Health LLC is a private company. The convertible note matures on the fourth anniversary and accrues interest at a rate of 6% per annum. The note is recorded at cost of $200,000 at purchase date.

During April 15, 2021, the Company purchased additional convertible promissory note in the amount of $13,000. The Company was unable to verify certain financial data of Naha and determined that the fair value of the note should be valued at zero at the reporting date of June 30, 2021 and December 31, 2020. Unrealized loss of $13,000 was recognized in the unaudited statements of operations

Other Trading Securities

Investments in other trading securities at fair value consisted of the following at June 30, 2021 and the unrealized gain and loss during the six months ended June 30, 2021:

	Cost	Unrealized Gain (Loss)	Fair Value
Common stocks	$386,000	$(24,000)	$362,000
Options	(112,000)	35,000	(77,000)
Total other trading securities, at fair value	$274,000	$11,000	$285,000

The Company realized a net gain of $10,000 and $146,000 from other trading securities sold during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company realized a net gain of $38,000 from other trading securities sold. Net realized gain (loss) is recorded in the unaudited statements of operations.

The table below summarizes the transactions for the six months ended June 30, 2021 and year ended December 31, 2020:

	June 30,	December 31,
	2021	2020
Balances at beginning of year	$2,173,000	$3,590,000
Additions	2,864,000	5,009,000
Sale of marketable securities	(4,236,000)	(4,752,000)
Change in fair value	262,000	(1,674,000)
Balances at end of year	$1,063,000	$2,173,000

Additions for December 31, 2020 includes $24,000 accrued interest that were converted into investment.

Note 6 – Subsequent events

Subsequent to the period ended June 30, 2021, the Company purchased 1,200 shares of Dash Therapeutics, Inc. Preferred stock for $50,000 at $41.67 per share.

Subsequent to period ended June 30, 2021, the Company is authorized to commence a private placement with targeted offering amount of $5,000,000. As of December 1, 2021, 640,000 shares of common stock at $2.50 per share were subscribed for a total amount of $1,600,000.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the COVID-19 pandemic;

●	the ability of StHealth Capital Advisors LLC (our “Investment Advisor”) to locate suitable investments for us and to monitor and administer our investments;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which we invest;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the ability of the companies in which we invest to achieve their objectives, including as a result of the current COVID-19 pandemic;

●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the adequacy, availability and pricing of our financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Advisor and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and

●	the risks, uncertainties and other factors we identify elsewhere in this quarterly report on Form 10-Q.

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

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2021	2020

Net cash provided by (used in) operating activities	$686,000	$(1,199,000)
Net cash used in investing activities	—	(4,000)
Net cash provided by financing activities	—	45,000
Increase (decrease) in Cash during the Period	868,000	(1,158,000)
Cash, Beginning of Period	896,000	2,303,000
Cash, End of Period	$1,582,000	$1,145,000

Operating Activities

During the six months ended June 30, 2021, our cash provided by operations was $686,000 compared to cash used in operation of $1,199,000 for the six months ended June 30, 2020. The cash provided from operations during the six months ended June 30, 2021 was due primarily to our cash received from sale of investments being greater than the cash used for the purchase of investments.

Investing Activities

There are no investing-related activities during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company used $4,000 for purchase of fixed assets.

Financing Activities

There are no financing-related activities during the six months ended June 30, 2021. During the six months ended June 30, 2020, financing activities provided $45,000 in proceeds from issuance of common stock.

Results of Operations

Three and six months Ended June 30, 2021 Compared to Three and six months Ended June 30, 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest income	$—	$14,000	$—	$30,000

Operating expenses
Professional fees	184,000	248,000	441,000	424,000
Management fee – related party	6,000	18,000	17,000	38,000
General and administrative	88,000	74,000	166,000	140,000
Total operating expenses	278,000	340,000	624,000	602,000

Net investment loss	(278,000)	(326,000)	(624,000)	(572,000)

Realized and unrealized gain (loss) on investments
Net realized loss on investments	(96,000)	(354,000)	(75,000)	(354,000)
Net unrealized gain on investments	19,000	707,000	337,000	61,000
Total net realized and unrealized gain (loss) on investments	(77,000)	353,000	262,000	(293,000)

Other income	12,000	—	12,000	—

Net increase (decrease) in net assets resulting from operations	$(343,000)	$27,000	$(350,000)	$(865,000)

Interest Income

Our interest income for the three and six months ended June 30, 2021 was nil, compared to $14,000 and $30,000 for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021, the Company had no interest income producing investments.

Professional Fees

Our professional fee for the three and six months ended June 30, 2021 was $184,000 and $441,000, as compared to $248,000 and $424,000 for the three and six months ended June 30, 2020. The increase in professional fees was primarily due to the increase in due diligence requirements needed for the Company’s compliance obligations to evaluate an increased number of investment opportunities.

Management fee – related party

Our related party management fee for the three and six months ended June 30, 2021 was $6,000 and $17,000, compared to $18,000 and $38,000 for the three and six months ended June 30, 2020. Management fee is calculated at an annual rate of 2% of the Company’s total investment plus an annual rate of 20% of the realized gains as of the reporting period. During the quarter ended June 30, 2021, the Company sold of investments which resulted to the decrease in the total investment on which management fees are calculated.

General and Administrative

Our general and administrative expense for the three and six months ended June 30, 2021 was $88,000 and $166,000, as compared to $74,000 and $140,000 for the three and six months ended June 30, 2020, respectively. During the quarter ended June 30, 2021, the Company incurred expenses to set up an audio-visual conference system and improve the current IT system integration, email management and data room set up.

Net realized gain (loss) on investments

During the three and six months ended June 30, 2021, we recognized net realized loss of $96,000 and $75,000 from the sale of investments in various portfolios. We realized loss on sale of investments amounting to $354,000 during the three and six months ended June 30, 2020.

Net unrealized gain (loss) on investments

Our net unrealized gain on investment for the three and six months ended June 30, 2021 was $19,000 and $337,000, compared to gain of $707,000 and $61,000 for the three and six months ended June 30, 2020. The overall increase in the investment valuation is due to the appreciation in the fair market value of the securities.

Net Decrease in Net Assets Resulting from Operations

As a result of the foregoing, for the three months ended June 30, 2021, we recorded a net decrease in net assets resulting from operations of $343,000 as compared to net increase in net assets resulting from operations of $27,000 for the three months ended June 30, 2020. For the six months ended June 30, 2021, we recorded a net decrease in net assets resulting from operations of $350,000 compared to a net decrease in net assets resulting from operations of $865,000 for the six months ended June 30, 2020.

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

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

●	Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

●	Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

●	Level 3: Unobservable inputs for the asset or liability.

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

As of June 30, 2021, $285,000 or 27% of the Company’s investments were classified as Level 1, and $778,000 or 73% of the Company’s investments were classified as Level 3.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three and six month period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable. There has been no sale of unregistered equity securities during the three and six months ended June 30, 2021.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 1, 2021.

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