Form 10-Q
period 2021-09-30
StHealth Capital Investment Corp
filed 2021-12-13
CIK 1617572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
OR
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

Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of December 13, 2021, the Company had 4,534,191 shares of its common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

StHealth Capital Investment Corp

Three and Nine Months Ended September 30, 2021 and 2020

StHealth Capital Investment Corp.
Condensed Balance Sheets

	As of	As of
	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Investment securities, net	$1,290,000	$2,173,000
Cash and cash equivalents	1,323,000	896,000
Prepaid expenses	—	10,000
Other current assets	39,000	37,000
Total current assets	2,652,000	3,116,000

Property and equipment, net	13,000	24,000
Total assets	2,665,000	3,140,000

Liabilities
Accounts payable	205,000	308,000
Accrued expenses	99,000	79,000
Accrued expenses – related party	205,000	168,000
Total liabilities	509,000	555,000

Net assets	$2,156,000	$2,585,000

Commitments and contingencies	—	—

Composition of net assets
Preferred stock, par value $.001 per share; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share; 550,000,000 shares authorized, 3,894,191 shares issued and outstanding	4,000	4,000
Additional paid-in capital	12,726,000	12,726,000
Accumulated deficit	(10,574,000)	(10,145,000)
Net assets	2,156,000	2,585,000
Net asset value per share of common stock	$0.55	$0.66

The accompanying notes are an integral part of these unaudited condensed financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest income	$—	5,000	$—	$35,000

Operating expenses
Professional fees	108,000	255,000	549,000	679,000
Management fee – related party	20,000	21,000	37,000	59,000
General and administrative	45,000	60,000	211,000	200,000
Total operating expenses	173,000	336,000	797,000	938,000

Net investment loss	(173,000)	(331,000)	(797,000)	(903,000)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	71,000	271,000	(4,000)	(83,000)
Net unrealized gain (loss) on investments	23,000	(254,000)	360,000	(193,000)
Total net realized and unrealized gain (loss) on investments	94,000	17,000	356,000	(276,000)

Other income	—	—	12,000	—

Net decrease in net assets resulting from operations	$(79,000)	(314,000)	$(429,000)	$(1,179,000)

Net decrease in net assets resulting from operations per common share - basic and diluted	$(0.02)	(0.08)	$(0.11)	$(0.30)

Weighted average common shares outstanding - basic and diluted	3,894,191	3,894,191	3,894,191	3,891,417

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Changes in Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2021 and 2020

	Preferred stock		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2020	—	$—	3,894,191	$4,000	$12,726,000	$(10,145,000)	$2,585,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(7,000)	(7,000)
Balance, March 31, 2021	—	—	3,894,191	4,000	12,726,000	(10,152,000)	2,578,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(343,000)	(343,000)
Balance, June 30, 2021	—	$—	3,894,191	$4,000	$12,726,000	$(10,495,000)	$2,235,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(79,000)	(79,000)
Balance, September 30, 2021	—	$—	3,894,191	$4,000	$12,726,000	$(10,574,000)	$2,156,000

	Preferred stock		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2019	—	$—	3,874,191	$4,000	$12,681,000	$(7,166,000)	$5,519,000
Sale of common stock			20,000	—	45,000	—	45,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(892,000)	(892,000)
Balance, March 31, 2020	—	—	3,894,191	4,000	12,726,000	(8,058,000)	4,672,000
Net increase in net assets resulting from operations	—	—	—	—	—	27,000	27,000
Balance, June 30, 2020	—	$—	3,894,191	$4,000	$12,726,000	$(8,031,000)	$4,699,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(314,000)	(314,000)
Balance, September 30, 2020	—	$—	3,894,191	$4,000	$12,726,000	$(8,345,000)	$4,385,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Changes in Net Assets
For the Nine Months Ended September 30,

	2021	2020
Operations
Net investment loss	$(797,000)	$(903,000)
Net realized loss on investments	(4,000)	(83,000)
Net change in unrealized gain (loss) on investments	360,000	(193,000)
Other income	12,000	—
Net decrease in net assets resulting from operations	(429,000)	(1,179,000)

Capital share transactions
Sales of common stock	—	45,000
Net increase in net assets resulting from capital share transactions	—	45,000

Total decrease in net assets	(429,000)	(1,134,000)
Net assets at beginning of period	2,585,000	5,519,000
Net assets at end of period	$2,156,000	$4,385,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

StHealth Capital Investment Corp.
Unaudited Condensed Statements of Cash Flows
For the Nine Months Ended September 30,

	2021	2020
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(429,000)	$(1,179,000)
Adjustments to reconcile net decrease in net assets resulting from operations to net:
Net realized loss from the sale of investments	4,000	83,000
Net unrealized loss (gain) on investments	(360,000)	193,000
Depreciation expense	11,000	10,000
Gain on settlement of accounts payable	(12,000)	—
Changes in operating assets and liabilities:
Cash paid for purchase of investment	(3,827,000)	(3,919,000)
Cash received from sale of investment	5,066,000	3,175,000
Prepaid expenses	10,000	31,000
Other current assets	(2,000)	(33,000)
Accounts payable	(91,000)	(103,000)
Accrued expenses	20,000	3,000
Accrued expenses - related party	37,000	59,000
Net Cash Provided by (Used in) Operating Activities	427,000	(1,680,000)

Cash Flows from Investing Activities
Acquisition of property and equipment	—	(4,000)
Cash Used in Investing Activities	—	(4,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	45,000
Cash Provided by Financing Activities	—	45,000

Net increase (decrease) in Cash	427,000	(1,639,000)
Cash, beginning of period	896,000	2,304,000
Cash, end of period	$1,323,000	$665,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Noncash investing and financing activities:
Accrued interest’s conversion into investment	$—	$24,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

StHealth Capital Investment Corp.
Schedules of Investments

	As of September 30, 2021 (Unaudited)
Portfolio Investments	Cost Basis	Value
Orchestra BioMed, Inc., Preferred Stock Series B	$1,100,000	$473,000
Orchestra BioMed, Inc., Preferred Stock Series B-1	900,000	305,000
Dash Therapeutics, Inc.	50,000	50,000
Other Trading Securities, Common Stock and Options	428,000	462,000
	$2,478,000	$1,290,000

	As of December 31, 2020
Portfolio Investments	Cost Basis	Value
Orchestra BioMed, Inc., Preferred Stock Series B	$1,100,000	$473,000
Orchestra BioMed, Inc., Preferred Stock Series B-1	900,000	305,000
First Wave BioPharma, Inc., Warrant	169,000	144,000
First Wave BioPharma, Inc., Common stock, Preferred Stock and Warrant Series B	523,000	893,000
First Wave BioPharma, Inc., Exchange Warrant	71,000	82,000
Other Trading Securities, Common Stock and Options	319,000	276,000
	$3,082,000	$2,173,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

StHealth Capital Investment Corp.
Notes to Unaudited Condensed Financial Statements
For the Nine Months ended September 30, 2021 and 2020

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

Unaudited Interim Financial Information: These unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2021, our results of operations for the three and nine months ended September 30, 2021 and 2020, and our cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

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

Going Concern, Removal of Qualification: The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern. As of September 30, 2021 and as of December 13, 2021, the date that our condensed financial statements for the three and nine months ended September 30, 2021 were published, management reviewed its available cash and projected annual spend for normal operations of the Company. Upon managements’ review it was determined that the available cash for normal operations was in excess of 12 months of anticipated spending for that same period from the date of the filing of this Report. Management believes that its cash and marketable securities available for operations of $1,323,000 and $1,290,000 as of September 30, 2021, and the limited need for operating capital, there is limited risk of it being unable to operate for 12 months from the date this form 10-Q was published. Notwithstanding current book losses management is confident of its portfolio and its future prospects.

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

During the three and nine months ended September 30, 2021, base management fee in the amounts of $5,000 and $18,000, was accrued for the Advisor. During the three and nine months ended September 30, 2020, the Company accrued base management fee of $21,000 and $59,000, respectively. Base management fee is included in management fee – related party on the face of statements of operations.

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

Incentive fee amounting to $15,000 and $19,000 was accrued for the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, there was no accrual for incentive fee. Incentive fee is included in management fee – related party on the face of statements of operations.

As of September 30, 2021 and December 31, 2020, the Advisor was owed $205,000 and $168,000, respectively. This is recorded under Accrued expenses – related party in the balance sheets.

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

During the three and nine months ended September 30, 2021, nil and $110,000 was paid to the Advisor for expense reimbursements. The Company paid expense reimbursements amounting to $36,000 and $94,000 during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2021, expense reimbursements are included in professional fees on the face of statements of operations. During the three and nine months ended September 30, 2020, expense reimbursements are included in general and administrative expenses on the face of statements of operations.

Note 4 - Capital Raising

There were no shares issued during the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, the Company issued 20,000 shares of its common stock and received gross proceeds of $50,000, at a price of $2.50 per share. There were 10% commission cost and therefore net cash proceeds to the Company were $45,000.

Note 5 - Investments

Description of Investments

During the nine months ended September 30, 2021, the Company deployed approximately $3,827,000 in several investments in portfolio companies which are described below:

Portfolio Company	Security Type	Initial Close	Industry	Cost basis at inception ($)	Carry value at 12/31/20 ($)	Carry value at 9/30/21 ($)
Equity
Orchestra BioMed, Inc.	Preferred Stock Series B	5/10/18	BioMed	$1,100,000	$473,000	$473,000
Orchestra BioMed, Inc.	Preferred Stock Series B-1	4/3/19	BioMed	900,000	305,000	305,000
First Wave BioPharma, Inc.	Warrant	1/9/20	BioMed	169,000	144,000	—
First Wave BioPharma, Inc.	Warrant Series B	7/16/20	BioMed	523,000	893,000	—
First Wave BioPharma, Inc.	Exchange Warrant	7/16/20	BioMed	71,000	82,000	—
First Wave BioPharma, Inc.	Common stock	2/9/21	BioMed	276,000	—	—
Naha Health LLC Convertible Note	Convertible Note	5/4/20	BioMed	213,000	—	—
Dash Therapeutics, Inc.	Preferred Stock	7/23/21	BioMed	$50,000	−	$50,000
Other Trading Securities	Common Stock and Options	1/17/20	Multiple	428,000	276,000	462,000
Total				$3,730,000	$2,173,000	$1,290,000

Current Status of Investments

Orchestra BioMed Inc. (“Orchestra”)

On December 31, 2020, a non-affiliated specialist revalued the shares of Series B Preferred at $473,000, a reduced value of $4.30 per share, and the Company recorded a $1,177,000 decrease in value as an unrealized loss on asset valuation. The Company has determined that there is no change in the fair value of the shares of Series B Preferred as of September 30, 2021.

On December 31, 2020, based on a third-party specialist’s valuation report the Company revalued the shares of Series B-1 Preferred at a fair value of $305,000 and recorded a $595,000 decrease in value as an unrealized loss on asset valuation. The Company has determined that there is no change in the fair value of the shares of Series B-1 Preferred as of September 30, 2021.

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

During the first quarter of 2021, unrealized loss of $124,000 was recognized for the 257,732 remaining shares of common stock in the unaudited statements of operations. In April 2021, the Company sold the 257,732 remaining shares of common stock with fair value of $346,000 for $240,000. Net realized loss amounted to $106,000 is recognized in the unaudited statements of operations. As of September 30, 2021, the Company does not hold any investments in First Wave.

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

During April 15, 2021, the Company purchased additional convertible promissory note in the amount of $13,000. The Company was unable to verify certain financial data of Naha and determined that the fair value of the note should be valued at zero at the reporting date of September 30, 2021 and December 31, 2020. Unrealized loss of $13,000 was recognized in the unaudited statements of operations.

Dash Therapeutics, Inc.

In July 2021, the Company purchased 1,200 shares of Dash Therapeutics, Inc. Preferred stock for $50,000 at $41.67 per share. The Company has determined that there is no change in the fair value of the shares of preferred stock as of September 30, 2021.

Other Trading Securities

Investments in other trading securities at fair value consisted of the following at September 30, 2021 and the unrealized gain and loss during the nine months ended September 30, 2021:

	Cost	Unrealized Gain (Loss)	Fair Value
Common stocks	$481,000	$(15,000)	$466,000
Options	(53,000)	49,000	(4,000)
Total other trading securities, at fair value	$428,000	$34,000	$462,000

The Company realized a net gain of $71,000 and $217,000 from other trading securities sold during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company realized a net gain of $32,000 and $70,000 from other trading securities sold. Net realized gain or loss is recorded in the unaudited condensed statements of operations.

The table below summarizes the transactions for the nine months ended September 30, 2021 and year ended December 31, 2020:

	September 30,	December 31,
	2021	2020
Balances at beginning of year	$2,173,000	$3,590,000
Additions	3,827,000	5,009,000
Sale of marketable securities	(5,066,000)	(4,752,000)
Change in fair value	356,000	(1,674,000)
Balances at end of year	$1,290,000	$2,173,000

Additions for December 31, 2020 includes $24,000 accrued interest that were converted into investment.

Note 6 - Subsequent events

Subsequent to period ended September 30, 2021, the Company is authorized to commence a private placement with targeted offering amount of $5,000,000. As of December 13, 2021, 640,000 shares of common stock at $2.50 per share were subscribed for a total amount of $1,600,000.

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

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2021	2020
Net cash from operating activities	$427,000	$(1,680,000)
Net cash from investing activities	−	(4,000)
Net cash from financing activities	−	45,000
Increase (decrease) in Cash during the Period	427,000	(1,639,000)
Cash, Beginning of Period	896,000	2,304,000
Cash, End of Period	$1,323,000	$665,000

Operating Activities

During the nine months ended September 30, 2021, our cash provided by operations was $427,000 compared to cash used in operation of $1,680,000 for the nine months ended September 30, 2020. The cash provided from operations during the nine months ended September 30, 2021 was due primarily to our cash received from sale of investments being greater than the cash used for the purchase of investments.

Investing Activities

There are no investing-related activities during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company used $4,000 for purchase of fixed assets.

Financing Activities

There are no financing-related activities during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, financing activities provided $45,000 in proceeds from issuance of common stock.

Results of Operations

Three and nine months Ended September 30, 2021 Compared to Three and nine months Ended September 30, 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest income	$—	5,000	$—	$35,000

Operating expenses
Professional fees	108,000	255,000	549,000	679,000
Management fee – related party	20,000	21,000	37,000	59,000
General and administrative	45,000	60,000	211,000	200,000
Total operating expenses	173,000	336,000	797,000	938,000

Net investment loss	(173,000)	(331,000)	(797,000)	(903,000)

Realized and unrealized gain (loss) on investments
Net realized gain on investments	71,000	271,000	(4,000)	(83,000)
Net unrealized gain on investments	23,000	(254,000)	360,000	(193,000)
Total net realized and unrealized gain (loss) on investments	94,000	17,000	356,000	(276,000)

Other income	—	—	12,000	—

Net decrease in net assets resulting from operations	$(79,000)	(314,000)	$(429,000)	$(1,179,000)

Interest Income

Our interest income for the three and nine months ended September 30, 2021 was nil, compared to $5,000 and $35,000 for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2021, the Company had no interest income producing investments.

Professional Fees

Our professional fees for the three and nine months ended September 30, 2021 was $108,000 and $549,000 as compared to the three and nine months ended September 30, 2020 of $255,000 and $679,000. The professional fees was due to lower expenses related to accounting, investor relations, legal expenses and consulting services, wherein less due diligence was needed during the three months ended September 30, 2021 compared to the previous period.

Management fee – related party

Our related party management fee for the three and nine months ended September 30, 2021 was $20,000 and $37,000, compared to $21,000 and $59,000 for the three and nine months ended September 30, 2020. Management fee is calculated at an annual rate of 2% of the Company’s total investment plus an annual rate of 20% of the realized gains as of the reporting period. During the quarter ended September 30, 2021, the Company sold of investments which resulted to the decrease in the total investment on which management fees are calculated.

General and Administrative

Our general and administrative expense for the three and nine months ended September 30, 2021 was $45,000 and $211,000, as compared to $60,000 and $200,000 for the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2021, the Company incurred expenses to set up an audio-visual conference system and improve the current IT system integration, email management and data room set up. During the three months ended September 30, 2021, the Company incurred less general and administrative expenses due to the completion of the improvements initiated during the first half of the year.

Net realized gain (loss) on investments

We realized gain on sale of investments amounting to $71,000 and $271,000 during the three months ended September 30, 2021 and 2020, respectively.   Our net realized loss on investment for the nine months ended September 30, 2021 and 2020 was $4,000 and $83,000, respectively. The increase is primarily due to a more strategic approach with regards to sale of investments in various portfolio companies.

Net unrealized gain (loss) on investments

Net unrealized gain on investment for the three months ended September 30, 2021 was $23,000 as compared to net unrealized loss of $254,000 for the three months ended September 30, 2020. Net unrealized gain on investment for the nine months ended September 30, 2021 was $360,000 as compared to net unrealized loss of $193,000 for the nine months ended September 30, 2020. The overall increase in the investment valuation is due to the appreciation in the fair market value of the securities.

Net Decrease in Net Assets Resulting from Operations

As a result of the foregoing, for the three months ended September 30, 2021, we recorded a net decrease in net assets resulting from operations of $79,000 as compared to net decrease in net assets resulting from operations of $314,000 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we recorded a net decrease in net assets resulting from operations of $429,000 compared to a net decrease in net assets resulting from operations of $1,179,000 for the nine months ended September 30, 2020.

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

As of September 30, 2021, $462,000 or 36% of the Company’s investments were classified as Level 1, and $828,000 or 64% of the Company’s investments were classified as Level 3.

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

Changes in Internal Control  Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the nine-month period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable. There has been no sale of unregistered equity securities during the nine months ended September 30, 2021.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2021.

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